Form 10-Q
period 2014-09-30
DT Asia Investments Ltd
filed 2014-11-14
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36664

DT ASIA INVESTMENTS LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	6770	98-1192662
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Room 1102, 11/F.,

Beautiful Group Tower,

77 Connaught Road Central,

Hong Kong

(852) 2110-0081

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Stephen N. Cannon, Chief Executive Officer

100 Park Avenue, Suite 1600

New York, NY 10017

(212) 880-2677

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of November 14, 2014, 8,927,331ordinary shares, no par value were issued and outstanding.

DT ASIA INVESTMENTS LIMITED

FORM 10-Q FOR THE PERIOD FROM APRIL 8, 2014 TO SEPTEMBER 30, 2014

DT ASIA INVESTMENTS LIMITED

CONDENSED BALANCE SHEET

As of September 30, 2014

September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,058
Deferred offering costs associated with proposed public offering	517,068
Total Current Assets	522,126
Total Assets	$522,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses and other payables	$220,581
Due to Directors	16,664
Due to Sponsor	172,674
Due to Chief Executive Officer	2,545
Deferred legal fees	100,000
Total Current Liabilities	512,464
Total Liabilities	512,464

Commitments and Contingencies
Stockholders’ Equity:
Preferred shares, no par value, unlimited shares authorized, no shares issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 1,725,000 shares issued and outstanding	-
Additional paid-in capital	25,000
Accumulated deficit	(15,338)
Total Stockholders’ Equity	9,662
Total Liabilities and Stockholders’ Equity	$522,126

The accompanying notes are an integral part of these condensed financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months ended September 30, 2014	Period from April 8, 2014 to September 30, 2014
Formation costs	$-	$(2,128)
General and administrative expenses	(9,950)	(13,210)
Net loss	$(9,950)	$(15,338)

Basic and diluted weighted average shares outstanding	1,500,000	978,137
Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

4

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

For the period from April 8, 2014 to September 30, 2014

	Ordinary Shares		Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity

Ordinary shares issued	1,725,000	$25,000	$-	$25,000.00
Net loss	-	-	(15,338)	(15,338)
Balance as of September 30, 2014	1,725,000	$25,000	$(15,338)	$9,662

The accompanying notes are an integral part of these condensed financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF CASHFLOWS

For the period from April 8, 2014 to September 30, 2014

Operating Activities
Net loss	$(15,338)
Changes in current assets and current liabilities:
Changes in other payables	2,724
Net cash used in operating activities	(12,614)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	1,450
Due to Sponsor	196,224
Due to Chief Executive Officer	2,545
Due to Directors	16,664
Payment of deferred offering costs	(199,211)
Net cash provided by financing activities	17,672

Net (decrease) / increase in cash and cash equivalents	5,058
Cash and cash equivalents, beginning	-
Cash and cash equivalents, ending	$5,058

Supplemental schedule of non-cash financing activities:
Increase in accrued expenses due to deferred offering costs	$217,857
Ordinary shares issued for repayment of payable to Sponsor	$23,550
Increase in deferred legal fees	$100,000

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Organization and Business Operations

Organization and General

DT Asia Investments Limited (the “Company”, “we”, “us” and “our”) is a newly organized blank check company incorporated on April 8, 2014, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “Initial Business Combination”). The Company has selected March 31 as its fiscal year end and tax year end.

Financings

The registration statement for the Company’s Public Offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on September 30, 2014. The Company consummated the Public Offering on October 6, 2014 with the sale of 6,000,000 units at $10.00 per unit (the “Units”) and received net proceeds of approximately $62,150,000 which includes $4,100,000 received from the private placements of (i) an aggregate 320,000 Units to DeTiger Holdings Limited (the “Sponsor”) and EarlyBirdCapital, Inc. (“EBC”) (the “Private Units”) at $10.00 per unit ($3,200,000 in the aggregate) and (ii) an aggregate of 1,800,000 warrants to the Sponsor (the “Sponsor Warrants”) at a price of $0.50 per warrant ($900,000 in the aggregate), less underwriter fees of approximately $1,950,000)

Contained in the underwriting agreement for the Public Offering is an overallotment option allowing the underwriters to purchase from the Company up to an additional 900,000 Units (the “Over-Allotment Units”) (as described in Note 3 - Public Offering), and in addition, the Company received a commitment from the Sponsor and EBC to purchase additional Private Units and Sponsor Warrants in order to maintain the amount of cash in the Trust Account equal to $10.20 per Public Share. The underwriters exercised the option in part, on October 14, 2014, and purchased 860,063 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $8,600,630 before deduction of underwriter fees of $279,520.

On October 14, 2014, simultaneously with the sale of the Over-Allotment Units, the Company consummated the private placement of an additional 32,253 Private Units at a price of $10.00 per unit, for an aggregate purchase price of $322,530, and an additional 258,007 Sponsor Warrants at a price of $0.50 per warrant, for an aggregate purchase price of $129,004. The private placements on October 14, 2014 generated total additional proceeds of $451,534.

Trust Account

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related private placements closed on October 6, 2014 and October 14, 2014. Management deposited $10.20 per Unit acquired by shareholders in the Public Offering (“Public Shareholders”), or $69,972,643 in the aggregate in a trust account in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Company incurred offering costs totaling approximately $4,415,688, consisting of $2,229,520 in underwriters’ fees, plus $417,068 of other cash expenses, $100,000 in deferred expenses and a non-cash charge of $1,669,100. After completion of the above offerings and payment of related cash expenses, the Company had an available cash balance not held in the Trust Account of $492,864 as of October 6, 2014.

An audited balance sheet as of October 6, 2014 reflecting receipt of the net proceeds from the Public Offering and the Private Placements on October 6, 2014, was previously filed on a Current Report on Form 8-K on October 10, 2014. The Company’s unaudited pro forma balance sheet as of October 6, 2014, also reflecting receipt of the proceeds from the sale of the Over-Allotment Units and the private placements on October 14, 2014, was also previously filed on a Current Report on Form 8-K on October 20, 2014.

The funds in the Trust Account can be invested only in U.S. government treasury bills, notes and bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and which will invest solely in U.S. Treasuries. Except for all interest income that may be released to the Company (net of taxes payable) to fund its working capital requirements and pay its tax obligations, none of the funds held in the Trust Account will be released from the Trust Account, until the earlier of: (1) the completion of an Initial Business Combination within the required time period and (2) the redemption of 100% of the outstanding public shares if the Company has not completed an Initial Business Combination in the required time period. Therefore, unless and until an Initial Business Combination is consummated, the proceeds held in the Trust Account will not be available for the Company’s use for any expenses related to the Public Offering or expenses which the Company may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business.

The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Ms. Winnie Lai Ling Ng, the 100% shareholder of the Sponsor, agreed that she will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that she will be able to satisfy those obligations should they arise. The remaining proceeds in the amount of approximately $493,000 (not held in the Trust Account) may be used for paying business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for an Initial Business Combination and to pay its tax obligations.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, the Private Units and the Sponsor Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating an Initial Business Combination. Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses with primary operations in Asia (with an emphasis in China). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide Public Shareholders with the opportunity to redeem their Units for a pro rata share of the Trust Account.

In connection with any proposed Initial Business Combination, the Company intends to seek shareholder approval of such Initial Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination. In such case, the Company will consummate an Initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. The Company’s Sponsor, officers and directors that hold Founder Shares (“Initial Shareholders”) have waived any redemption rights they may have in connection with the Initial Business Combination.

With respect to an initial Business Combination which is consummated, any Public Shareholder can demand that the Company redeem his or her Units.

●	If the Company holds a shareholder vote to approve an Initial Business Combination, any Public Shareholder seeking redemption will have his or her Unit redeemed for a full pro rata portion of the Trust Account (initially expected to be $10.20 per Unit) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements.

●	If the Company commences a tender offer in connection with an Initial Business Combination, Public Shareholders seeking redemption will have his or her Units redeemed for a pro rata portion of the Trust Account (initially expected to be $10.20 per Unit) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements.

The Company’s Memorandum and Articles of Association were amended prior to the consummation of the Public Offering to provide that if the Company is unable to complete an Initial Business Combination within 18 months from the closing of the Public Offering, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of ordinary shares and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding public shares for a portion of the funds held in the Trust Account, each shareholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for its working capital requirements or necessary to pay its taxes payable on such funds. Holders of rights will receive no proceeds in connection with the liquidation with respect to such rights, which will expire worthless.

The holders of the Founder Shares and Private Units will not participate in any redemption distribution with respect to their securities.

Liquidation

If the Company is unable to conclude an Initial Business Combination and it expends all of the net proceeds of the Public Offering not deposited in the Trust Account, without taking into account any interest earned on the funds held in the Trust Account, the initial per-share redemption price is expected to be $10.20. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors that are in preference to the claims of shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in the Company’s bankruptcy estate and subject to the claims of third parties with priority over the claims of shareholders. Therefore, the actual per-share redemption price may be less than $10.20.

The Company will pay the costs of any subsequent liquidation from the remaining assets outside of the Trust Account together with up to $20,000 of interest earned on the funds held in the Trust Account and available for such use. If such funds are insufficient, Ms. Lai Ling Winnie Ng has agreed to pay the funds necessary to complete such liquidation and has agreed not to seek repayment for such expenses.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Foreign Currency Translation

The Company’s reporting currency is the United States (“U.S.”) dollar. Although the Company maintains a cash account with a bank in Hong Kong, denominated in U.S. dollars, its expenditures to date have been primarily, and are expected to continue to be, denominated in U.S. dollars. Accordingly, the Company has designated its functional currency as the U.S. dollar.

In accordance with ASC 830, “Foreign Currency Translation”, foreign currency balance sheets, if any, will be translated using the exchange rates as of the balance sheet date, and revenue and expense amounts in the statements of operations are translated at the transaction date or the average exchange rate for each period. The resulting foreign currency translation adjustments are recognized into the balance sheet as accumulated other comprehensive income/(loss) within shareholders' equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur. For the periods presented, there were no local currency financial statements and, therefore, no such gains or losses and translation adjustments.

Development Stage Company

The Company complies with the reporting requirements of the FASB ASC 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014 relates to the Company formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the U.S. Federal depository insurance coverage of $250,000, or other limits of protection if held in financial institutions outside of the U.S., such as in Hong Kong SAR which provides coverage of HK$500,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, offering costs payable and deferred legal fee are estimated to approximate the carrying values as of September 30, 2014 due to the short maturities of such instruments.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 8, 2014, the evaluation was performed for upcoming 2014 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding an aggregate of 225,000 ordinary shares subject to forfeiture as of September 30, 2014. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the periods where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted this ASU as of April 8, 2014 and the impacts of this adoption are reflected in this report.

In August 2014, the FASB issued a new standard, Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard will explicitly require management to assess an entity’s ability to continue as a going concern and to provide footnote disclosures in certain cases. Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The new standard applies to all entities and provides an explicit requirement that management assesses and discloses going concern uncertainties. Previous guidance in auditing standards required auditors to evaluate going concern. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Public Offering

On October 6, 2014, in its Public Offering, the Company sold 6,000,000 Units at an offering price of $10.00 per Unit and on October 14, 2014 the Company sold an additional 860,063 Units upon the underwriters’ exercise of its Over-Allotment option. Each Unit consists of one ordinary share (“Share”), one right (“Right(s)”), and one warrant (“Warrant”). Each Right entitles the holder to receive one-tenth (1/10) of a Share upon consummation of an Initial Business Combination. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $12.00 per full share commencing on the later of the Company’s completion of its Initial Business Combination or 12 months from September 30, 2014, the effective date of the registration statement relating to the Public Offering (the “Effective Date”), and expiring five years from the completion of the Company’s Initial Business Combination. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $12.00 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of an Initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. In the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.

The Units sold in the Public Offering began trading on October 1, the day after the Effective Date. Each of the Shares and Rights may trade separately based on a determination made by EBC announced on October 21, 2014 and effective as of October 22, 2014. Once the Shares, Rights and Warrants commence separate trading, shareholders will have the option to continue to hold Units or separate their Units into the component pieces. Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Units into Shares, Rights and Warrants. Upon consummation of an Initial Business Combination, the units will cease trading.

If the Company is unable to consummate an Initial Business Combination, there would be no distribution from the Trust Account with respect to the Rights and Warrants, and such Rights and Warrants would expire worthless.

Underwriting Agreement

The Company paid an underwriting discount on Units sold in the Public Offering, of 3.25% of the Unit offering price, to the underwriters at the closing of the Public Offering (or an aggregate of $2,229,520, including discounts for the Public Units sold in the Over-Allotment exercise). The Company also sold to EBC and/or its designees, at the time of the closing of the Public Offering, for an aggregate of $100.00, an option (“Unit Purchase Option” or “UPO”) to purchase 600,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the Effective Date and the closing of the Company’s Initial Business Combination and terminating on the fifth anniversary of the Effective Date (September 30, 2019) at a price per Unit equal to $11.75. Accordingly, after the Initial Business Combination, the purchase option will be to purchase 660,000 ordinary shares (which includes 60,000 ordinary shares to be issued for the rights included in the units) and 600,000 Warrants to purchase 300,000 ordinary shares. The Units issuable upon exercise of this option are identical to the Units in the Offering.

Accounting for UPO

The Company will account for the fair value of the UPO, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the Warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Warrants, the UPO or Warrants, as applicable, will expire worthless.

The Company granted to the holders of the UPO demand and “piggy back” registration rights for periods of five and seven years, respectively, from the Effective Date, including securities directly and indirectly issuable upon exercise of the UPO.

Note 4 - Related Party Transactions

Private Placement - Founding

In June 2014, the Company’s Initial Shareholders purchased an aggregate of 1,725,000 of ordinary shares, (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.014 per share. The 1,725,000 Founder Shares held by our initial shareholders include an aggregate of up to 225,000 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20.0% of issued and outstanding shares of the Company (excluding the sale of the Private Units and Sponsor Warrants). Since the underwriters exercised the over-allotment option in part on October 14, 2014, and purchased 860,063 of the total possible 900,000 additional Units, the Sponsor forfeited 9,985 shares, which were canceled by the Company, in order to maintain this 20.0% limitation.

Shares Escrowed

The Founder Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) one year after the date of the consummation of our Initial Business Combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our Initial Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of our Initial Business Combination, or earlier in certain situations.

Private Placements - Concurrent with Public Offering & Over-Allotment Exercise

Simultaneously with the closing of our Public Offering, the Company consummated a private placement of (i) 320,000 Private Units, at $10.00 per unit, of which 290,000 units were purchased by our Sponsor and 30,000 units were purchased by EBC, and (ii) 1,800,000 Sponsor Warrants, at $0.50 per warrant, purchased by our Sponsor.

Simultaneously with the sale of the Over-Allotment Units, the Company consummated a private placement of (i) 32,253 Private Units, at $10.00 per unit, of which 29,119 units were purchased by our Sponsor and 3,134 units were purchased by EBC, and (ii) 258,007 Sponsor Warrants, at $0.50 per warrant, purchased by our Sponsor.

Each Private Unit is comprised of one Share, one Right, and one Warrant, each with the same terms as the securities comprising the Units sold in our Public Offering. The Sponsor Warrants also have the same terms as the Warrants contained in the Units sold in our Public Offering.

Terms of Private Placement Securities

The Founder Shares and the Private Units are identical to the Shares included in the Units that were sold in the Public Offering except that (i) the Founder Shares and the Private Units are subject to certain transfer restrictions, and (ii) each of the Initial Shareholders and EBC has agreed not to redeem any of the Founder Shares and the Private Units, as the case may be, held by them in connection with the consummation of an Initial Business Combination, and each has also waived its rights to participate in any redemption with respect to its Founder Shares and the Private Units, as the case may be, if the Company fails to consummate an Initial Business Combination.

However, each of the Initial Shareholders and EBC (as applicable) will be entitled to redeem any public shares it acquires in or after the Public Offering in the event the Company fails to consummate an Initial Business Combination within the required time period.

In connection with a shareholder vote to approve an initial business transaction, if any, each of the Company’s Initial Shareholders has agreed to vote their Initial Shares and/or Private Units, as the case may be, in favor of the initial business transaction. In addition, the Company’s Initial Stockholders, officers and directors have each also agreed to vote any ordinary shares acquired in the Public Offering or in the aftermarket in favor of the initial business transaction submitted to shareholders for approval, if any.

The initial holders of the Founder Shares, the Private Units and the Sponsor Warrants, and their permitted transferees, will be entitled to registration rights pursuant to a registration rights agreement. Such holders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to the Founder Shares, the Private Units, the Sponsor Warrants and the ordinary shares underlying the Sponsor Warrants, Private Units and Rights, commencing, in the case of the Founder Shares, one year after the consummation of the Initial Business Combination and commencing, in the case of the Private Units, the Sponsor Warrants and the ordinary shares underlying the Sponsor Warrants, Private Units and Rights, 30 days after the consummation of the Initial Business Combination.

Related Party Loan

The Sponsor, an entity controlled by Winnie Lai Ling Ng, had committed to advance to the Company an aggregate of $175,000 on a non-interest bearing basis. As of September 30, 2014, the balance due to the Sponsor was $172,674, and is due on demand. All advances were repaid on October 6, 2014.

Expense Advance Agreement

All expenses incurred by the Company prior to an Initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account (approximately $493,000 on October 6, 2014).

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of an business combination into additional Insider Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 ordinary shares if $500,000 of notes were so converted since the 50,000 rights included in the Insider Units would result in the issuance of 5,000 ordinary shares upon the closing of an Initial Business Combination as well as 50,000 warrants to purchase 25,000 shares). The Company’s shareholders have approved the issuance of the ordinary shares upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of an Initial Business Combination. If we do not complete an Initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

Administrative Service Agreement

The Company agreed to pay an aggregate of $10,000 a month for office space and general and administrative services to the Sponsor commencing on October 1, 2014 and will terminate upon the earlier of: (i) the consummation of an Initial Business Combination; or (ii) the liquidation of the Company.

Note 5 - Commitments and Contingencies

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $100,000 upon the consummation of the Initial Business Combination relating to services performed in connection with the Public Offering. This amount has been accrued in the accompanying financial statements.

Underwriters M&A Engagement

The Company agreed to engage EBC as an investment banker in connection with its Initial Business Combination to provide it with assistance in negotiating and structuring the terms of the Initial Business Combination. The Company anticipates that these services will include holding meetings with the Company’s shareholders to discuss the potential Initial Business Combination and the target business’ attributes, introducing the Company to potential investors that are interested in purchasing the Company’s securities, assisting the Company in obtaining shareholder approval for the Initial Business Combination and assisting the Company with its press releases and public filings in connection with the Initial Business Combination. The Company will pay EBC a fee pursuant to such agreement upon the consummation of the Initial Business Combination in an amount equal to 4% of the total gross proceeds raised in the Public Offering (approximately $2,400,000). The Company will have the option to pay up to 25% of the aforementioned fee in Shares at $10.00 per Share.

Note 6 - Stockholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2014, there were 1,725,000 ordinary shares outstanding.

Preferred Share

The Company is authorized to issue unlimited shares of preferred share, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2014, the Company has not issued any shares of preferred share.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to DT Asia Investments Limited, except where the context requires otherwise.  The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on April 8, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers, directors and Sponsor to fund our operations.

On October 6, 2014, DT Asia Investments Limited, the Company, consummated its Public Offering of 6,000,000 Units, each Unit consisting of one Ordinary Share, one Right, and one Warrant. Each Right entitles the holder to receive one-tenth (1/10) of an Ordinary Share on the consummation of an Initial Business Combination. Each Warrant entitles the holder thereof to purchase one-half of one Ordinary Share, at a price of $12.00 per full share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000.

On October 6, 2014, simultaneously with the consummation of the Public Offering, the Company completed the Private Placement of an aggregate of 320,000 Private Units, at $10.00 per unit, among which 290,000 Private Units were purchased by DeTiger Holdings Limited, our Sponsor, and 30,000 Private Units were purchased by EarlyBirdCapital, generating gross proceeds of $3,200,000. Each Private Unit is comprised of one Ordinary Share, one Right, and one Warrant. Each Right entitles the holder to receive one-tenth (1/10) of an Ordinary Share on the consummation of an Initial Business Combination. Each Warrant entitles the holder thereof to purchase one-half of one Ordinary Share, at a price of $12.00 per full share. In addition, our Sponsor purchased from us an aggregate of 1,800,000 Warrants, or Sponsor Warrants, at a price of $0.50 per warrant ($900,000). Each Sponsor Warrant is exercisable to purchase one-half of one share of our Ordinary Share at $12.00 per full share. The Private Units and Sponsor Warrants generated total gross proceeds of $4,100,000 (Private Units $3,200,000 plus Sponsor Warrants $900,000).

The underwriters of the Public Offering were granted an option to purchase up to an additional 900,000 Units to cover over-allotments, if any, the Over-Allotment Units. The underwriters exercised the option in part and, on October 14, 2014, the underwriters purchased 860,063 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $8,600,630.

On October 14, 2014, simultaneously with the sale of the Over-Allotment Units, the Company consummated the private sale of an additional 32,253 Private Units at a price of $10.00 per unit, for an aggregate purchase price of $322,530. Each Private Unit is comprised of one Ordinary Share, one Right, and one Warrant. In addition, simultaneously with the sale of the Over-Allotment Units, the Company consummated the private sale of an additional 258,007 Sponsor Warrants at a price of $0.50 per Sponsor Warrant, for an aggregate purchase price of $129,004. The Private Placements on October 14, 2014 generated an additional $451,534.

In addition, the 1,725,000 shares held by our Initial Shareholders (prior to the exercise of the over-allotment) included an aggregate of up to 225,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial shareholders would collectively own 20.0% of issued and outstanding shares of the Company (excluding the sale of the Private Units and Sponsor Warrants). Since the underwriters exercised the over-allotment option in part, and purchased 860,063 of the total possible 900,000 additional Units, our Sponsor has forfeited 9,985 shares, which were canceled by the Company, in order to maintain this 20.0% limitation.

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related Private Placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders. The Company incurred offering costs totaling approximately $4,415,688, consisting of $2,229,520 in underwriters’ fees, plus $417,068 of other cash expenses, $100,000 in deferred expenses and a non-cash charge of $1,669,100. After completion of the above offerings and payment of related cash expenses, the Company had an available cash balance not held in the Trust Account of $492,864 as of October 6, 2014.

An audited balance sheet as of October 6, 2014 reflecting receipt of the net proceeds from the Public Offering and the Private Placements on October 6, 2014, was previously filed on a Current Report on Form 8-K on October 10, 2014. The Company’s unaudited pro forma balance sheet as of October 6, 2014, also reflecting receipt of the proceeds from the sale of the Over-Allotment Units and the private placements on October 14, 2014, was also previously filed on a Current Report on Form 8-K on October 20, 2014.

Results of Operations

Our entire activity since inception up to September 30, 2014 was in preparation for our Public Offering, which was consummated on October 6, 2014. Following the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Thus, we expect our operating expenses to increase substantially after the closing of the Public Offering.

For the three months ended September 30, 2014 and for the period from April 8, 2014 to September 30, 2014, we had net losses of $9,950 and $15,338, respectively, which consist of travel expenses, formation and operating costs. We incurred offering costs of $517,068, with regard to the offering, which are classified as deferred offering costs on the balance sheet as of September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $5,058.  Through September 30, 2014, our liquidity needs have been satisfied to date primarily through (i) receipt of $25,000 from the sale of the Founder Shares and (ii) advances of $172,674 from our Sponsor, as described in Note 4 - Related Party Loan.

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders. The Company incurred offering costs totaling approximately $4,415,688. After completion of the above offerings and payment of related cash expenses, the Company had an available cash balance not held in the Trust Account of $492,864 as of October 6, 2014.

We intend to use substantially all of our cash, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to 4% of the total gross proceeds raised in the Public Offering (approximately $2,400,000) for its services in connection with the our Initial Business Combination. We believe that our cash not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time.

In addition, if our funds not held in the Trust Account are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, as described in Note 4 - Expense Advance Agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2014, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 -- Significant Accounting Policies, of the Notes to unaudited Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, we were not subject to any market or interest rate risk.

Following the consummation of the our Public Offering, the net proceeds held in the Trust Account were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less with Continental Stock Transfer & Trust Company acting as trustee. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The net proceeds not held in the Trust Account, are held in US Dollars as cash deposits in HSBC bank in Hong Kong SAR.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from April 8, 2014 (our date of inception) through September 30, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the public offering dated October 1, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

In June 2014, the Company’s Initial Shareholders purchased an aggregate of 1,725,000 of ordinary shares, (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.014 per share. The 1,725,000 Founder Shares held by our initial shareholders included an aggregate of up to 225,000 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20.0% of issued and outstanding shares of the Company (excluding the sale of the Private Units and Sponsor Warrants).

The Founder Shares are identical to the Shares included in the Units that were sold in the Public Offering except that (i) the Founder Shares are subject to certain transfer restrictions, and (ii) each of the Initial Shareholders has agreed not to redeem any of the Founder Shares held by them in connection with the consummation of an Initial Business Combination, and each has also waived its rights to participate in any redemption with respect to its Founder Shares if the Company fails to consummate an Initial Business Combination.

Use of Proceeds

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders. The Company incurred offering costs totaling approximately $4,415,688, consisting of $2,229,520 in underwriters’ fees, plus $417,068 of other cash expenses, $100,000 in deferred expenses and a non-cash charge of $1,669,100 concurrent with the closing of our Public Offering, we repaid our sponsor $172,674 in satisfaction of certain advances against expense. After completion of the above offerings and payment of related cash expenses, the Company had an available cash balance not held in the Trust Account of $492,864 as of October 6, 2014.

The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-197187). The SEC declared the registration statement effective on September 30, 2014.

An audited balance sheet as of October 6, 2014 reflecting receipt of the net proceeds from the Public Offering and the Private Placements on October 6, 2014, was previously filed on a Current Report on Form 8-K on October 10, 2014. The Company’s unaudited pro forma balance sheet as of October 6, 2014, also reflecting receipt of the proceeds from the sale of the Over-Allotment Units and the private placements on October 14, 2014, was also previously filed on a Current Report on Form 8-K on October 20, 2014.

Item 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2014	DT ASIA INVESTMENTS LIMITED

	By:	/s/ Stephen N. Cannon
Name: Stephen N. Cannon
Title: Chief Executive Officer and Principal Financial and Accounting Officer

