Form 10-Q
period 2014-12-31
DT Asia Investments Ltd
filed 2015-02-06
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly ended December 31, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of February 6, 2015, 8,927,331 ordinary shares, no par value were issued and outstanding.

DT ASIA INVESTMENTS LIMITED

FORM 10-Q FOR THE PERIOD FROM APRIL 8, 2014 TO DECEMBER 31, 2014

INDEX TO FINANCIAL STATEMENT

Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet (Unaudited)	3
Condensed Statement of Operations (Unaudited)	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)	5
Condensed Statement of Cash Flows (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7 - 17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	22
Signature	23

DT ASIA INVESTMENTS LIMITED

CONDENSED BALANCE SHEET

(Unaudited)

As of December 31, 2014

December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$356,829
Other current assets	61,632
Total Current Assets	418,461
Non-current Assets
Cash and investments held in trust account	69,977,485
Total Assets	$70,395,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$50
Due to Sponsor and Directors	6,562
Deferred legal fees	100,000
Total Current Liabilities	106,612
Total Liabilities	106,612

Commitments and Contingencies
Ordinary Shares, no par value; subject to possible redemption; 6,400,915 shares (at redemption value of $10.20 per share)	65,289,333

Stockholders’ Equity:
Preferred Shares, no par value, unlimited shares authorized, no shares issued and outstanding	-
Ordinary Shares, no par value; unlimited shares authorized; 2,526,416 shares issued and outstanding (excluding 6,400,915 shares subject to possible redemption)	-
Additional paid-in capital	5,116,443
Accumulated deficit	(116,442)
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$70,395,946

The accompanying notes are an integral part of these condensed financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months ended December 31, 2014	Period from April 8, 2014 to December 31, 2014
Formation costs	$-	$(2,128)
General and administrative expenses	(105,946)	(119,156)
Total operating expenses	(105,946)	(121,284)
Other income
Interest income	4,842	4,842
Total other income	4,842	4,842
Net loss	$(101,104)	$(116,442)

Basic and diluted weighted average shares outstanding	8,346,650	3,517,198
Basic and diluted net loss per share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the period from April 8, 2014 to December 31, 2014

	Ordinary shares		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	Equity

Sale of ordinary shares to the Founders on June 6, 2014 at approximately $0.0145 per share	1,725,000	$-	$25,000	$-	$25,000
Sale of 6,000,000 Units on October 6, 2014 through public offering net of underwriter's discount and offering expenses (including 5,555,102 shares subject to possible redemption)	6,000,000	-	57,228,512	-	57,228,512
Reclassification of shares subject to possible redemption at redemption value on October 6, 2014	(5,555,102)	-	(56,662,040)	-	(56,662,040)
Sale of Private Placement Units on October 6, 2014	320,000	-	3,200,000	-	3,200,000
Sale of Sponsor warrants on October 6, 2014	-	-	900,000	-	900,000
Sale of Over-Allmotment units to underwriter on October 14, 2014	860,063	-	8,600,630	-	8,600,630
Sale of Private Placement Units on October 14, 2014	32,253	-	322,530	-	322,530
Sale of Sponsor warrants on October 14, 2014			129,004		129,004
Proceed from sale of underwriter's unit purchase option	-	-	100	-	100
Forfeiture of Founder shares in connection with the underwriter’s election to not exercise their over-allotment option	(9,985)	-	-	-	-
Change in shares subject to possible redemption to 6,400,915 shares on December 31, 2014	(845,813)	-	(8,627,293)	-	(8,627,293)
Net loss	-	-	-	(116,442)	(116,442)
Balance as of December 31, 2014	2,526,416	$-	$5,116,443	$(116,442)	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from April 8, 2014 to December 31, 2014

Operating Activities
Net loss	$(116,442)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(4,842)
Changes in current assets and current liabilities:
Changes in other current assets	(61,632)
Changes in accrued expense	50
Changes in due to Sponsor and Directors	6,562
Net cash used in operating activities	(176,304)

Investing Activities
Proceeds deposited in Trust Account	(69,972,643)
Net cash used in investing activities	(69,972,643)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	1,450
Proceeds from sale of ordinary shares to Sponsor	23,550
Proceeds from initial public offering, net of U/W commissions	66,371,110
Proceeds from purchase of underwriters' purchase option	100
Repayment of advance payable to Sponsor	175,000
Proceeds from advance payable to Sponsor	(175,000)
Proceeds from private placements to Sponsor	4,220,192
Proceeds from private placements to EBC	331,340
Payment of offering costs	(441,968)
Net cash provided by financing activities	70,505,774

Net increase in cash and cash equivalents	356,829
Cash and cash equivalents, beginning	-
Cash and cash equivalents, ending	$356,829

Supplemental schedule of non-cash financing activities:
Increase in deferred legal fees	$100,000

The accompanying notes are an integral part of these condensed financial statements.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

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

The Company incurred offering costs totaling approximately $4,440,588, consisting of $2,229,520 in underwriters’ fees, plus $441,968 of other cash expenses, $100,000 in deferred legal fees and a non-cash charge of $1,669,100 representing the fair value of unit purchase option sold to EBC (see Note 3, accounting for UPO).

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Ms. Winnie Lai Ling Ng, the 100% shareholder of the Sponsor, agreed that she will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that she will be able to satisfy those obligations should they arise. The remaining proceeds in the amount of approximately $493,000 (not held in the Trust Account) were available to be used for paying business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses (as of December 31, 2014 the amount not held in the Trust Account was $356,829). In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for an Initial Business Combination and to pay its tax obligations.

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

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

Development Stage Company

The Company complies with the reporting requirements of the FASB ASC 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On December 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2014 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its Initial Business Combination. Following the Public Offering, the Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

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

Securities Held in Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor and directors and deferred legal fee are estimated to approximate the carrying values as of December 31, 2014 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2014	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$69,977,002	$69,977,002	$-	$-

*included in cash and investments held in trust account on the Company’s balance sheet.

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

Redeemable Ordinary Shares

As discussed in Note 3, all of the 6,860,063 ordinary shares sold as part of the units in the Public Offering and Over-Allotment exercise contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. However, the Company will consummate an Initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares are voted in favor of the business combination. As a result of this requirement for the Company to maintain at least $5,000,001 of net tangible assets, the amount of the security to be classified outside of permanent equity is limited. As of December 31, 2014, the number of Ordinary Shares classified outside of permanent equity was limited to 6,400,915.

Accounting for Warrants

Since the Company is not required to net-cash settle any of the Public Warrant, Sponsor Warrants or EBC Warrants, the Company recorded all such warrants at their relative fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40 (“Derivatives and Hedging”).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 8, 2014, the evaluation was performed for 2014 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the periods where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

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

The Units sold in the Public Offering began trading on October 1, 2014, the day after the Effective Date. Each of the Shares, Rights and Warrants were eligible to trade separately effective as of October 22, 2014. Security holders now have the option to continue to hold Units or separate their Units into the component pieces. Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Units into Shares, Rights and Warrants. Upon consummation of an Initial Business Combination, the units will cease trading.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

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

Accounting for UPO

The Company accounted for the fair value of the UPO, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of the unit purchase option when issued was approximately $1,669,000 (or $2.782 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.73% and (3) expected life of five years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the Warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Warrants, the UPO or Warrants, as applicable, will expire worthless.

The Company granted to the holders of the UPO demand and “piggy back” registration rights for periods of five and seven years, respectively, from the Effective Date, including securities directly and indirectly issuable upon exercise of the UPO.

Note 4 - Related Party Transactions

Due to Sponsor and Directors

The Sponsor and the Directors paid the travel expenses in advance on behalf of the Company. As of December 31, 2014, the Company has payables of $5,863 and $699 due to Sponsor and the Directors, respectively, that is due upon demand.

Private Placement - Founding

In June 2014, the Company’s Initial Shareholders purchased an aggregate of 1,725,000 of ordinary shares, (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.014 per share. The 1,725,000 Founder Shares held by our initial shareholders included an aggregate of up to 225,000 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20.0% of issued and outstanding shares of the Company (excluding the sale of the Private Units and Sponsor Warrants). Since the underwriters exercised the over-allotment option in part on October 14, 2014, and purchased 860,063 of the total possible 900,000 additional Units, the Sponsor forfeited 9,985 shares, which were canceled by the Company, in order to maintain this 20.0% limitation.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

Related Party Loan

The Sponsor, an entity controlled by Winnie Lai Ling Ng, had committed to advance to the Company an aggregate of $175,000 on a non-interest bearing basis. All advances were repaid on October 6, 2014.

Expense Advance Agreement

All expenses incurred by the Company prior to an Initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account.

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

Administrative Service Agreement

The Company agreed to pay an aggregate of $10,000 a month for office space and general and administrative services to the Sponsor commencing on October 1, 2014 and will terminate upon the earlier of: (i) the consummation of an Initial Business Combination; or (ii) the liquidation of the Company. During the quarter ended December 31, 2014 the Company paid an aggregate of $30,000 under the Administrative Services Agreement.

Note 5 – Cash and Investment held in Trust Account

As of October 21, 2014, investment securities in the Company’s Trust Account consisted of $69,972,030 in United States Treasury Bills and $615 in cash. As of December 31, 2014, investment securities in the Company’s Trust Account consisted of $69,976,870 in United States Treasury Bills and $615 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2014 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on December 31, 2014 is as follows:

	Carrying Value as of December 31, 2014 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2014 (unaudited)

Held-to-maturity:
U.S. Treasury Securities	$69,976,870	$132	$69,977,002

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the period from April 8, 2014 to December 31, 2014

Note 6 - Commitments and Contingencies

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

Note 7 - Stockholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2014, there were 8,927,331 ordinary shares issued and outstanding (including 6,400,915 shares subject to possible redemption).

Preferred Shares

The Company is authorized to issue unlimited preferred shares, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2014, the Company has not issued any shares of preferred stock.

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

Overview

We are a blank check company, formed on April 8, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

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

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related Private Placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders. The Company incurred offering costs totaling approximately $4,440,588, consisting of $2,229,520 in underwriters’ fees, plus $441,968 of other cash expenses, $100,000 in deferred expenses and a non-cash charge of $1,669,100.

Results of Operations

Our entire activity from inception up to October 6, 2014 was in preparation for our Public Offering, which was consummated on October 6, 2014. Following the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Thus, we expect our operating expenses to increase substantially after the closing of the Public Offering.

For the three months ended December 31, 2014 and for the period from April 8, 2014 to December 31, 2014, we had net losses of $101,104 and $116,442, respectively, which consisted of operating expenses offset by interest income from our Trust Account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses and amortization of our D&O insurance policy. Operating expenses for the period increased dramatically due to our having commenced operations after our Public Offering, and certain professional expenses no longer being charged directly against Paid-In-Capital on our balance sheet, but now being expensed in the Statement of Operations.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $356,829.  Through December 31, 2014, our liquidity needs have been satisfied to date primarily through net proceeds from our Public Offering (including Over-Allotment Units) and all related private placements not held in the trust account.

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders and as of December 31, 2014, the carrying value of cash and investments held in Trust Account is $69,977,485 (including earned interest income of $4,842). The Company incurred offering costs totaling approximately $4,440,588.

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

In addition, if our funds not held in the Trust Account are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, as described in Note 4 - Expense Advance Agreement, of the Notes to unaudited Financial Statements included in this report.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2014, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we were not subject to any market or interest rate risk.

Following the consummation of the our Public Offering, the net proceeds held in the Trust Account were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less with Continental Stock Transfer & Trust Company acting as trustee. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The net proceeds not held in the Trust Account, are held in US Dollars and Hong Kong Dollars as cash deposits in a bank in Hong Kong SAR.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from April 8, 2014 (our date of inception) through December 31, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

In June 2014, the Company’s Initial Shareholders purchased an aggregate of 1,725,000 of ordinary shares, (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.014 per share. The 1,725,000 Founder Shares held by our initial shareholders included an aggregate of up to 225,000 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On October 14, 2014, the underwriters exercised the over-allotment option in part, and purchased 860,063 of the total possible 900,000 additional Units. As a result, our Sponsor has forfeited 9,985 shares, which were canceled by the Company, in order to maintain this 20.0% limitation.

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

The registration statement for the Company’s initial Public Offering was declared effective on September 30, 2014. The Company consummated the Public Offering of 6,000,000 Units on October 6, 2014 generating gross proceeds of $60,000,000. Simultaneously the Company completed Private Placements of an aggregate of 320,000 Private Units, at $10 per unit, and 1,800,000 Sponsor Warrants, at a price of $0.5 per Sponsor Warrant, generating gross proceeds of $4,100,000 in total. The Company granted the representative of the underwriters an option to purchase up to 900,000 Units solely to cover over-allotments, if any. On October 14, 2014, the underwriters exercised their over-allotment option and purchased an additional 860,063 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the offering price of $10.00 per Unit, generating gross proceeds of $8,600,630. Simultaneously on October 14, 2014, the Company consummated additional Private Placements with additional 32,253 Private Units at $10 per unit and additional 258,007 Sponsor Warrants at a price of $0.5 per Sponsor Warrant for an aggregate purchase price of $451,534.

Use of Proceeds

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders. The Company incurred offering costs totaling approximately $4,440,588, consisting of $2,229,520 in underwriters’ fees, plus $441,968 of other cash expenses, $100,000 in deferred expenses and a non-cash charge of $1,669,100 concurrent with the closing of our Public Offering, we repaid our sponsor $172,674 in satisfaction of certain advances against expense.

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

Dated: February 6, 2015	DT ASIA INVESTMENTS LIMITED

	By:	/s/ Stephen N. Cannon
Name: Stephen N. Cannon
Title: Chief Executive Officer and Principal Financial and Accounting Officer

