Form 10-Q
period 2015-06-30
DT Asia Investments Ltd
filed 2015-08-12
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, 8,927,331 ordinary shares, no par value were issued and outstanding.

DT ASIA INVESTMENTS LIMITED

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2015

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)	5
Condensed Statements of Cash Flows (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7 - 17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	23
Signature	24

DT ASIA INVESTMENTS LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,150	$224,629
Other current assets	37,015	70,366
Total Current Assets	89,165	294,995
Non-current Assets
Cash and investments held in trust account	69,991,963	69,984,444
Total Assets	$70,081,128	$70,279,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$11,967	$20,769
Deferred legal fees	100,000	100,000
Total Current Liabilities	111,967	120,769
Total Liabilities	111,967	120,769

Commitments and Contingencies
Ordinary Shares, no par value; subject to possible redemption; 6,369,525 and 6,388,104 shares (at redemption value of $10.20 per share) at June 30, 2015 and March 31, 2015 respectively	64,969,155	65,158,661

Stockholders’ Equity:
Preferred Shares, no par value, unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary Shares, no par value; unlimited shares authorized; 2,557,806 and 2,539,227 shares issued and outstanding (excluding 6,369,525 and 6,388,104 shares at June 30, 2015 and March 31, 2015 respectively subject to possible redemption) at June 30, 2015 and March 31, 2015 respectively	-	-
Additional paid-in capital	5,436,372	5,246,866
Accumulated deficit	(436,366)	(246,857)
Total Stockholders’ Equity	5,000,006	5,000,009
Total Liabilities and Stockholders’ Equity	$70,081,128	$70,279,439

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	April 1, 2015 to June 30, 2015	April 8, 2014 (inception) to June 30, 2014
Formation costs	$-	$(2,128)
General and administrative expenses	(197,028)	(3,262)
Total operating expenses	(197,028)	(5,390)
Other income
Interest income	7,519	-
Total other income	7,519	-
	$(189,509)	$(5,390)

Basic and diluted weighted average shares outstanding	8,927,331	413,096
Basic and diluted net loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended June 30, 2015

	Ordinary shares		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity

Balance as of April 1, 2015	2,539,227	$-	$5,246,866	$(246,857)	$5,000,009
Change in shares subject to possible redemption to 6,369,525 shares on June 30, 2015	18,579	-	189,506	-	189,506
Net loss	-	-	-	(189,509)	(189,509)
Balance as of June 30, 2015 (Unaudited)	2,557,806	$-	$5,436,372	$(436,366)	$5,000,006

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	April 1, 2015 to June 30, 2015	April 8, 2014 (inception) to June 30, 2014

Operating Activities
Net loss	$(189,509)	$(5,396)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(7,519)	-
Changes in current assets and current liabilities:
Changes in other current assets	33,351	(25)
Changes in accrued expense & accounts payable	(8,802)	-
Net cash used in operating activities	(172,479)	(5,421)

Investing Activities
Purchases of investments held in Trust Account	(69,983,750)	-
Proceeds from maturity of investments held in Trust Account	69,983,750	-
Net cash used in investing activities	-	-

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	1,450
Proceeds from sale of ordinary shares to Sponsor	-	23,550
Proceeds from advance payable to Sponsor	-	125,000
Payment of offering costs	-	(78,666)
Net cash provided by financing activities	-	71,334

Net increase in cash and cash equivalents	(172,479)	65,919
Cash and cash equivalents, beginning	224,629	-
Cash and cash equivalents, ending	$52,150	$65,919

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2015

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2015

The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Ms. Winnie Lai Ling Ng, the 100% shareholder of the Sponsor, agreed that she will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that she will be able to satisfy those obligations should they arise. The remaining proceeds in the amount of approximately $493,000 (not held in the Trust Account) were available to be used for paying business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses (as of June 30, 2015 the amount not held in the Trust Account was $52,150). In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for an Initial Business Combination and to pay its tax obligations.

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

For the Three Months Ended June 30, 2015

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2015

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

Development Stage Company

The Company complies with the reporting requirements of the FASB ASC 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On June 30, 2015, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through June 30, 2015 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its Initial Business Combination. Following the Public Offering, the Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

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

For the Three Months Ended June 30, 2015

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor and directors and deferred legal fee are estimated to approximate the carrying values as of June 30, 2015 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30 and March 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2015	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$69,991,099	$69,991,099	$-	$-

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$69,983,829	$69,983,829	$-	$-

*included in cash and investments held in trust account on the Company’s balance sheet.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2015

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

Redeemable Ordinary Shares

As discussed in Note 3, all of the 6,860,063 ordinary shares sold as part of the units in the Public Offering and Over-Allotment exercise contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. However, the Company will consummate an Initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares are voted in favor of the business combination. As a result of this requirement for the Company to maintain at least $5,000,001 of net tangible assets, the amount of the security to be classified outside of permanent equity is limited. As of June 30 and March 31, 2015, the number of Ordinary Shares classified outside of permanent equity was limited to 6,369,525 and 6,388,104 respectively..

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2015

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

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

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

For the Three Months Ended June 30, 2015

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

Note 4 - Related Party Transactions

Due to Sponsor and Directors

The Sponsor and the Directors paid the travel expenses in advance on behalf of the Company. As of June 30 and March 31, 2015, the Company did not have any payable due to Sponsor and Directors.

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2015

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

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of an business combination into additional Insider Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 ordinary shares if $500,000 of notes were so converted since the 50,000 rights included in the Insider Units would result in the issuance of 5,000 ordinary shares upon the closing of an Initial Business Combination as well as 50,000 warrants to purchase 25,000 shares). The Company’s shareholders have approved the issuance of the ordinary shares upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of an Initial Business Combination. If we do not complete an Initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available. In July 2015, the Company commenced discussions with the Sponsor to implement a plan to loan the Company funds evidenced by promissory notes. No loan was made as at June 30, 2015.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2015

Administrative Service Agreement

The Company agreed to pay an aggregate of $10,000 a month for office space and general and administrative services to the Sponsor commencing on October 1, 2014 and will terminate upon the earlier of: (i) the consummation of an Initial Business Combination; or (ii) the liquidation of the Company. For the period ended June 30, 2015 and 2014, the Company paid an aggregate of $30,000 and $0 respectively under the Administrative Services Agreement.

Note 5 – Cash and Investment held in Trust Account

As of October 21, 2014, investment securities in the Company’s Trust Account consisted of $69,972,030 in United States Treasury Bills and $615 in cash. As of June 30, 2015, investment securities in the Company’s Trust Account consisted of $69,991,099 in United States Treasury Bills and $864 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying June 30, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on June 30 and March 31, 2015 are as follows:

	Carrying Value as of June 30, 2015	Gross Unrealized Holding Gain	Fair Value as of June 30, 2015

Held-to-maturity:
U.S. Treasury Securities	$69,991,099	$9,001	$70,000,100

	Carrying Value as of March 31, 2015	Gross Unrealized Holding Gain	Fair Value as of March 31, 2015

Held-to-maturity:
U.S. Treasury Securities	$69,983,829	$171	$69,984,000

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

For the Three Months Ended June 30, 2015

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

Note 7 - Stockholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2015, there were 8,927,331 ordinary shares issued and outstanding (including 6,369,525 shares subject to possible redemption).

Preferred Shares

The Company is authorized to issue unlimited preferred shares, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2015, the Company has not issued any shares of preferred share.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to DT Asia Investments Limited, except where the context requires otherwise.  The following management discussion and analysis (“MD&A”) should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report and in conjunction with MD&A and audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2015 filed on May 7, 2015. All capitalized terms in this MD&A that are not defined shall have the meaning ascribed to them in the Notes to the Financial Statements included herewith.

Overview

We are a blank check company incorporated on April 8, 2014 in the British Virgin Islands with limited liability (meaning our public shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount paid for their shares) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the private placement of the private units, our shares, debt securities or a combination of cash, shares and debt securities.

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

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related Private Placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders. The Company incurred offering costs totaling approximately $4,440,838, consisting of $2,229,520 in underwriters’ fees, plus $442,218 of other cash expenses, $100,000 in deferred expenses and a non-cash charge of $1,669,100.

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

For the Three months ended June 30, 2015, we had net losses of $189,509, which consisted of operating expenses offset by interest income from our Trust Account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses and amortization of our D&O insurance policy. Operating expenses for the period ended June 30, 2015 increased dramatically as compared to the period ended June 30, 2014 due to our having commenced operations after our Public Offering, and certain professional expenses no longer being charged directly against Paid-In-Capital on our balance sheet, but now being expensed in the Statement of Operations.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $52,150.  Through June 30, 2015, our liquidity needs have been satisfied to date primarily through net proceeds from our Public Offering (including Over-Allotment Units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements not held in the trust account.

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public shareholders and as of June 30, 2015, the carrying value of cash and investments held in Trust Account is $69,991,963 (including accumulated earned interest income of $19,321 since October 2014 ). The Company incurred offering costs totaling approximately $4,440,838.

We intend to use substantially all of our cash, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to 4% of the total gross proceeds raised in the Public Offering (approximately $2,400,000) for its services in connection with the our Initial Business Combination. We believe that our cash not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate for at least 18 months from the closing of our Public Offering, assuming that a business combination is not consummated during that time.

In addition, if our funds not held in the Trust Account are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, as described in Note 4 - Expense Advance Agreement, of the Notes to Financial Statements included in this report. In July 2015, the Company commenced discussions with the Sponsor to implement a plan to loan the Company funds evidenced by promissory notes. No loan was made as at June 30, 2015.

The Company’s independent registered public accounting firm’s report of the financial statements for the fiscal year ended March 31, 2015, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2015, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 -- Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year, Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, we were not subject to any market or interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015 dated on May 7, 2015, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015 dated on May 7, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None.

Use of Proceeds

The Company received total gross proceeds of $73,152,164 from the sale of Units (including Over-Allotment Units) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account for the benefit of the Company’s public Stockholders. From the effective date of the registration statement filed in connection with the Public Offering through June 30, 2015, we have spent approximately $440,349 on operating expenses from funds being held outside of the Trust Account.

Item 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2015	DT ASIA INVESTMENTS LIMITED

	By:	/s/ Stephen N. Cannon
Name: Stephen N. Cannon
Title: Chief Executive Officer and Principal Financial and Accounting Officer

