Form 10-Q
period 2015-09-30
DT Asia Investments Ltd
filed 2015-11-06
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, 8,927,331 ordinary shares, no par value were issued and outstanding.

DT ASIA INVESTMENTS LIMITED

FORM 10-Q FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)	5
Condensed Statements of Cash Flows (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7 - 18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	24
Signature	25

DT ASIA INVESTMENTS LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2015 (Unaudited)	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$55,093	$224,629
Other current assets	87,951	70,366
Total Current Assets	143,044	294,995
Non-current Assets
Cash and investments held in trust account	70,009,126	69,984,444
Total Assets	$70,152,170	$70,279,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$61,643	$20,769
Convertible promissory note	300,000	-
Deferred legal fees	100,000	100,000
Total Current Liabilities	461,643	120,769
Total Liabilities	461,643	120,769

Commitments and Contingencies
Ordinary Shares, no par value; subject to possible redemption; 6,342,208 and 6,388,104 shares (at redemption value of $10.20 per share) at September 30, 2015 and March 31, 2015 respectively	64,690,522	65,158,661

Stockholders’ Equity:
Preferred Shares, no par value, unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary Shares, no par value; unlimited shares authorized; 2,585,123 and 2,539,227 shares issued and outstanding (excluding 6,342,208 and 6,388,104 shares at September 30, 2015 and March 31, 2015 respectively subject to possible redemption) at September 30, 2015 and March 31, 2015 respectively	-	-
Additional paid-in capital	5,715,003	5,246,866
Accumulated deficit	(714,998)	(246,857)
Total Stockholders’ Equity	5,000,005	5,000,009
Total Liabilities and Stockholders’ Equity	$70,152,170	$70,279,439

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the six months ended September 30, 2015	For the period from April 8, 2014 to September 30, 2014
Formation costs	$-	$-	$-	$(2,128)
General and administrative expenses	(295,796)	(9,948)	(492,825)	(13,210)
Total operating expenses	(295,796)	(9,948)	(492,825)	(15,338)
Other income
Interest income	17,164	-	24,684	-
Total other income	17,164	-	24,684	-
Net Loss	$(278,632)	$(9,948)	$(468,141)	$(15,338)

Basic and diluted weighted average shares outstanding	8,927,331	1,500,000	8,927,331	978,137
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.02)

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended September 30, 2015

	Ordinary shares		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity

Balance as of April 1, 2015	2,539,227	$-	$5,246,866	$(246,857)	$5,000,009
Change in shares subject to possible redemption to 6,369,525 shares on June 30, 2015	18,579	-	189,506	-	189,506
Change in shares subject to possible redemption to 6,342,208 shares on September 30, 2015	27,317	-	278,631	-	278,631
Net loss	-	-	-	(468,141)	(468,141)
Balance as of September 30, 2015 (Unaudited)	2,585,123	$-	$5,715,003	$(714,998)	$5,000,005

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended September 30, 2015	For the period from April 8, 2014 to September 30, 2014

Operating Activities
Net loss	$(468,141)	$(15,338)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(24,684)	-
Changes in current assets and current liabilities:
Changes in other current assets	(17,585)	-
Changes in accrued expense & accounts payable	40,874	2,724
Net cash used in operating activities	(469,536)	(12,614)

Investing Activities
Purchases of investments held in Trust Account	(139,982,000)	-
Proceeds from maturity of investments held in Trust Account	139,982,000	-
Net cash used in investing activities	-	-

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	1,450
Proceeds from convertible promissory note	300,000	-
Payment of offering costs	-	(199,211)
Due to Chief Executive Officer	-	2,545
Due to Directors	-	16,664
Due to Sponsor	-	196,224
Net cash provided by financing activities	300,000	17,672

Net (decrease)/ increase in cash and cash equivalents	(169,536)	5,058
Cash and cash equivalents, beginning	224,629	-
Cash and cash equivalents, ending	$55,093	$5,058

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

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

The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Ms. Winnie Lai Ling Ng, the 100% shareholder of the Sponsor, agreed that she will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that she will be able to satisfy those obligations should they arise. The proceeds in the amount of approximately $493,000 (not held in the Trust Account) were available to be used for paying business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. (as of September 30, 2015 the amount of cash and cash equivalents not held in the Trust Account was $55,093). In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for an Initial Business Combination and to pay its tax obligations.

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

For the Six Months Ended September 30, 2015

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

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

Development Stage Company

The Company complies with the reporting requirements of the FASB ASC 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On September 30, 2015, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through September 30, 2015 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its Initial Business Combination. Following the Public Offering, the Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor and directors and deferred legal fee are estimated to approximate the carrying values as of September 30, 2015 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30 and March 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2015	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$70,008,233	$70,008,233	$-	$-

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$69,983,829	$69,983,829	$-	$-

* included in cash and investments held in trust account on the Company’s balance sheet.

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

Redeemable Ordinary Shares

As discussed in Note 3, all of the 6,860,063 ordinary shares sold as part of the units in the Public Offering and Over-Allotment exercise contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. However, the Company will consummate an Initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares are voted in favor of the business combination. As a result of this requirement for the Company to maintain at least $5,000,001 of net tangible assets, the amount of the security to be classified outside of permanent equity is limited. As of September 30 and March 31, 2015, the number of Ordinary Shares classified outside of permanent equity was limited to 6,342,208 and 6,388,104 respectively..

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

Note 3 - Public Offering

On October 6, 2014, in its Public Offering, the Company sold 6,000,000 Units at an offering price of $10.00 per Unit and on October 14, 2014 the Company sold an additional 860,063 Units upon the underwriters’ exercise of its Over-Allotment option. Each Unit consists of one ordinary share (“Share”), one right (“Right(s)”), and one warrant (“Warrant”). Each Right entitles the holder to receive one-tenth (1/10) of a Share upon consummation of an Initial Business Combination. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $12.00 per full share commencing on the later of the Company’s completion of its Initial Business Combination or 12 months from September 30, 2014, the effective date of the registration statement relating to the Public Offering (the “Effective Date”), and expiring five years from the completion of the Company’s Initial Business Combination. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $12.00 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of an Initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. In the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.

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

For the Six Months Ended September 30, 2015

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

For the Six Months Ended September 30, 2015

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

In connection with a shareholder vote to approve an Initial Business Combination, if any, each of the Company’s Initial Shareholders has agreed to vote their Initial Shares and/or Private Units, as the case may be, in favor of the Initial Business Combination. In addition, the Company’s Initial Shareholders, officers and directors have each also agreed to vote any ordinary shares acquired in the Public Offering or in the aftermarket in favor of the Initial Business Combination submitted to shareholders for approval, if any.

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

Expense Advance Agreement and Convertible Promissory Note

All expenses incurred by the Company prior to an Initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account.

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of an business combination into additional Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 ordinary shares if $500,000 of notes were so converted since the 50,000 rights would result in the issuance of 5,000 ordinary shares upon the closing of an Initial Business Combination as well as 50,000 warrants to purchase 25,000 shares at an exercise price of $12.00 per share). The Company’s shareholders have approved the issuance of the ordinary shares upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of an Initial Business Combination. If we do not complete an Initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

On September 13, 2015, the Company issued a non-interest bearing convertible promissory note in the amount of up to $500,000 (the “Note”) to the Sponsor. Payment on all of the Note is due on the earlier of: (i) April 6, 2016 and (ii) the date on which the Company consummates its Initial Business Combination. Pursuant to the terms of the Note, until the maturity date, up to $500,000 can be drawn down in one or more installments of at least $1,000 each. An initial drawdown of $300,000 was funded to the Company on September 14, 2015, and additional $100,000 was funded on October 17, 2015.

Administrative Service Agreement

The Company agreed to pay an aggregate of $10,000 a month for office space and general and administrative services to the Sponsor commencing on October 1, 2014 and will terminate upon the earlier of: (i) the consummation of an Initial Business Combination; or (ii) the liquidation of the Company. For the period ended September 30, 2015 and 2014, the Company paid an aggregate of $60,000 and $0 respectively under the Administrative Services Agreement.

Note 5 – Cash and Investment held in Trust Account

As of October 21, 2014, investment securities in the Company’s Trust Account consisted of $69,972,030 in United States Treasury Bills and $615 in cash. As of September 30, 2015, investment securities in the Company’s Trust Account consisted of $70,008,233 in United States Treasury Bills and $893 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying September 30, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on September 30 and March 31, 2015 are as follows:

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended September 30, 2015

	Carrying Value as of September 30, 2015	Gross Unrealized Holding Gain	Fair Value as of September 30, 2015

Held-to-maturity:
U.S. Treasury Securities	$70,008,233	$65,657	$70,073,889

	Carrying Value as of March 31, 2015	Gross Unrealized Holding Gain	Fair Value as of March 31, 2015

Held-to-maturity:
U.S. Treasury Securities	$69,983,829	$171	$69,984,000

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

Note 7 - Stockholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2015, there were 8,927,331 ordinary shares issued and outstanding (including 6,342,208 shares subject to possible redemption).

Preferred Shares

The Company is authorized to issue unlimited preferred shares, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2015, the Company has not issued any shares of preferred share.

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

For the six months and three months ended September 30, 2015, we had net losses of $468,141 and $278,632 respectively, which consisted of operating expenses offset by interest income from our Trust Account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses and amortization of our D&O insurance policy. Operating expenses for the period ended September 30, 2015 increased dramatically as compared to the period ended September 30, 2014 due to our having commenced operations after our Public Offering, and certain professional expenses no longer being charged directly against Paid-In-Capital on our balance sheet, but now being expensed in the Statement of Operations.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $55,093.  Through September 30, 2015, our liquidity needs have been satisfied to date primarily through net proceeds from our Public Offering (including Over-Allotment Units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements not held in the trust account and the loan from the Sponsor.

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public shareholders and as of September 30, 2015, the carrying value of cash and investments held in Trust Account is $70,009,126 (including accumulated earned interest income of $36,485 since October 2014 ). The Company incurred offering costs totaling approximately $4,440,838.

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

In addition, if our funds not held in the Trust Account are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, as described in Note 4 - Expense Advance Agreement, of the Notes to Financial Statements included in this report. On September 13, 2015 the Company executed  a promissory note of up to $500,000, of which $300,000 was funded immediately and additional $100,000 was funded on October 17, 2015.

The Company’s independent registered public accounting firm’s report of the financial statements for the fiscal year ended March 31, 2015, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2015, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

As of September 30, 2015, we were not subject to any market or interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended September 30, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None.

Use of Proceeds

From the effective date of the registration statement filed in connection with the Public Offering through September 30, 2015, we have spent approximately $736,000 on operating expenses.

Item 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DT ASIA INVESTMENTS LIMITED

Dated: November 6, 2015	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Executive Officer and Principal Financial and Accounting Officer

