Form 10-Q
period 2015-12-31
DT Asia Investments Ltd
filed 2016-02-12
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 30, 2016, 8,927,331 ordinary shares, no par value were issued and outstanding.

DT ASIA INVESTMENTS LIMITED

FORM 10-Q FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)	3
Condensed Statements of Operations (Unaudited)	4
Condensed Statement of Changes in Stockholders’ Equity (Unaudited)	5
Condensed Statements of Cash Flows (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7 – 19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 24
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	25
Signature	26

DT ASIA INVESTMENTS LIMITED

CONDENSED BALANCE SHEETS

	December 31, 2015 (Unaudited)	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$121,852	$224,629
Other current assets	64,977	70,366
Total Current Assets	186,829	294,995
Non-current Assets
Cash and investments held in trust account	70,051,271	69,984,444
Total Assets	$70,238,100	$70,279,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$106,621	$20,769
Amount due to directors	7,482	-
Convertible promissory note	800,000	-
Deferred legal fees	100,000	100,000
Total Current Liabilities	1,014,103	120,769
Total Liabilities	1,014,103	120,769

Commitments and Contingencies
Ordinary Shares, no par value; subject to possible redemption; 6,296,470 and 6,388,104 shares (at redemption value of $10.20 per share) at December 31, 2015 and March 31, 2015 respectively	64,223,994	65,158,661

Stockholders’ Equity:
Preferred Shares, no par value, unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary Shares, no par value; unlimited shares authorized; 2,630,861 and 2,539,227 shares issued and outstanding (excluding 6,296,470 and 6,388,104 shares at December 31, 2015 and March 31, 2015 respectively subject to possible redemption) at December 31, 2015 and March 31, 2015 respectively	-	-
Additional paid-in capital	6,181,531	5,246,866
Accumulated deficit	(1,181,528)	(246,857)
Total Stockholders’ Equity	5,000,003	5,000,009
Total Liabilities and Stockholders’ Equity	$70,238,100	$70,279,439

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the nine months ended December 31, 2015	For the period from April 8, 2014 to December 31, 2014
Formation costs	$-	$-	$-	$(2,128)
General and administrative expenses	(508,674)	(105,946)	(1,001,497)	(119,156)
Total operating expenses	(508,674)	(105,946)	(1,001,497)	(121,284)
Other income
Interest income	42,144	4,842	66,826	4,842
Total other income	42,144	4,482	66,826	4,842
Net Loss	$(466,530)	$(101,104)	$(934,671)	$(116,442)

Basic and diluted weighted average shares outstanding	8,927,331	8,427,382	8,927,331	3,517,198
Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.10)	$(0.03)

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended December 31, 2015

	Ordinary shares		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity

Balance as of April 1, 2015	2,539,227	$-	$5,246,866	$(246,857)	$5,000,009
Change in shares subject to possible redemption to 6,369,525 shares on June 30, 2015	18,579	-	189,506	-	189,506
Change in shares subject to possible redemption to 6,342,208 shares on September 30, 2015	27,317	-	278,631	-	278,631
Change in shares subject to possible redemption to 6,296,470 shares on December 31, 2015	45,738	-	466,528	-	466,528
Net loss	-	-	-	(934,671)	(934,671)
Balance as of December 31, 2015	2,630,861	$-	$6,181,531	$(1,181,528)	$5,000,003

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended December 31, 2015	For the period from April 8, 2014 to December 31, 2014

Operating Activities
Net loss	$(934,671)	$(116,442)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(66,826)	(4,842)
Changes in current assets and current liabilities:
Changes in other current assets	5,386	(61,632)
Changes in accrued expense & accounts payable	85,852	50
Changes in amount due to directors	7,482	6,562
Net cash used in operating activities	(902,777)	(176,304)

Investing Activities
Proceeds deposited in Trust Account	-	(69,972,643)
Purchases of investments held in Trust Account	(139,982,000)	-
Proceeds from maturity of investments held in Trust Account	139,982,000	-
Net cash used in investing activities	-	(69,972,643)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	-	1,450
Proceeds from sale of ordinary shares to Sponsor	-	23,550
Proceeds from initial public offering, net of $2,229,250 commissions	-	66,371,110
Proceeds from purchase of underwriters' purchase option	-	100
Proceeds from convertible promissory note	800,000	-
Proceeds from advance payable to Sponsor		175,000
Repayment of advance payable to Sponsor	-	(175,000)
Proceeds from private placements to Sponsor	-	4,220,192
Proceeds from private placements to EBC	-	331,340
Payment of offering costs	-	(441,968)
Net cash provided by financing activities	800,000	70,505,774

Net (decrease) increase in cash and cash equivalents	(102,777)	356,827
Cash and cash equivalents, beginning	224,629	-
Cash and cash equivalents, ending	$121,852	$356,827

Supplemental schedule of non-cash financing activities
Increase in deferred legal fees	$-	$100,000

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

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

Financings

The registration statement for the Company’s initial public offering (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on September 30, 2014. The Company consummated the Public Offering on October 6, 2014 with the sale of 6,000,000 units at $10.00 per unit (the “Units”) and received net proceeds of approximately $62,150,000 which includes $4,100,000 received from the private placements of (i) an aggregate 320,000 Units to DeTiger Holdings Limited (the “Sponsor”) and EarlyBirdCapital, Inc. (“EBC”) (the “Private Units”) at $10.00 per unit ($3,200,000 in the aggregate) and (ii) an aggregate of 1,800,000 warrants to the Sponsor (the “Sponsor Warrants”) at a price of $0.50 per warrant ($900,000 in the aggregate), less underwriter fees of approximately $1,950,000.

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

For the Nine Months Ended December 31, 2015

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

The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Ms. Winnie Lai Ling Ng, the 100% shareholder of the Sponsor, agreed that she will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that she will be able to satisfy those obligations should they arise. The remaining proceeds in the amount of approximately $493,000 (not held in the Trust Account) were available to be used for paying business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses (as of December 31, 2015 the amount not held in the Trust Account was $121,852). In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for an Initial Business Combination and to pay its tax obligations.

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

For the Nine Months Ended December 31, 2015

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

Liquidity and Going Concern

As of December 31, 2015, the Company had $121,852 in cash and a working capital deficit of $827,274 and approximately $70 million held in the Trust Account to be used for an Initial Business Combination or to convert its ordinary shares. As of December 31, 2015, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

 Until consummation of its initial Business Combination, the Company will be using the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to the Company to fund its working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

 The Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

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

Development Stage Company

The Company complies with the reporting requirements of the FASB ASC 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On December 31, 2015, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through December 31, 2015 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its Initial Business Combination. Following the Public Offering, the Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor and directors and deferred legal fee are estimated to approximate the carrying values as of December 31, 2015 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31 and March 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2015	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$70,050,378	$70,050,378	$-	$-

	March 31, 2015	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$69,983,829	$69,983,829	$-	$-

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

Redeemable Ordinary Shares

As discussed in Note 3, all of the 6,860,063 ordinary shares sold as part of the units in the Public Offering and Over-Allotment exercise contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. However, the Company will consummate an Initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares are voted in favor of the business combination. As a result of this requirement for the Company to maintain at least $5,000,001 of net tangible assets, the amount of the security to be classified outside of permanent equity is limited. As of December 31 and March 31, 2015, the number of Ordinary Shares classified outside of permanent equity was limited to 6,296,470 and 6,388,104 respectively..

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update is effective for us beginning in the period ended December 31, 2016. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

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

For the Nine Months Ended December 31, 2015

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

For the Nine Months Ended December 31, 2015

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

For the Nine Months Ended December 31, 2015

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

On September 13, 2015, the Company issued a non-interest bearing convertible promissory note in the amount of up to $500,000 (the “Note”) to the Sponsor. Payment on all of the Note is due on the earlier of: (i) April 6, 2016 and (ii) the date on which the Company consummates its Initial Business Combination. Pursuant to the terms of the Note, until the maturity date, up to $500,000 can be drawn down in one or more installments of at least $1,000 each. An initial drawdown of $300,000 was funded to the Company on September 14, 2015 and on December 1, 2015, the promissory note was amended to allow for an additional $400,000 to be drawn down, of which $800,000 was funded as of December 31, 2015 and $100,000 was funded in January 2016. On February 5, 2016, the promissory note was amended to allow for an additional $500,000 to be drawn down, making the total note up to $1.4 million. The other amendment to the note was a change in the maturity date which was amended to the earlier of: (i) June 30, 2016 and (ii) the date on which the Company consummates its Initial Business Combination.

Payment of Company Expenses by the Sponsor

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as an equity capital contribution to the Company by the Sponsor and recognized on the Company’s financial statement in the same period of the payments.

In connection with the Company’s planned business combination, announced on January 11, 2016 (see Note 8, Subsequent Events), the Sponsor entered into an agreement in October 2014 with a party (the “Finder”) which later introduced Adrie to the Company.  Such agreement was subsequently reaffirmed in December 2015 by the Sponsor, at which time the Sponsor committed to transfer 380,000 of its Founder Shares to the Finder at the closing of the business combination in return for its services under the October 2014 agreement.  If such payment is determined to be predominately for the benefit of the Company, then the value of the shares transferred should be reflected as an expense with a corresponding credit to additional paid-in-capital at the date of share transfer.

Administrative Service Agreement

The Company agreed to pay an aggregate of $10,000 a month for office space and general and administrative services to the Sponsor commencing on October 1, 2014 and will terminate upon the earlier of: (i) the consummation of an Initial Business Combination; or (ii) the liquidation of the Company. For the periods ended December 31, 2015 and 2014, the Company paid an aggregate of $90,000 and $30,000 respectively under the Administrative Services Agreement.

Note 5 – Cash and Investment held in Trust Account

As of December 31, 2015, investment securities in the Company’s Trust Account consisted of $70,050,378 in United States Treasury Bills and $893 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2015 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on December 31 and March 31, 2015 are as follows:

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

	Carrying Value as of December 31, 2015	Gross Unrealized Holding Gain	Fair Value as of December 31, 2015

Held-to-maturity:
U.S. Treasury Securities	$70,050,378	$17,204	$70,067,582

	Carrying Value as of March 31, 2015	Gross Unrealized Holding Gain	Fair Value as of March 31, 2015

Held-to-maturity:
U.S. Treasury Securities	$69,983,829	$171	$69,984,000

Note 6 - Commitments and Contingencies

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $100,000 upon the consummation of the Initial Business Combination relating to services performed in connection with the Public Offering. This amount has been accrued in the accompanying financial statements.

Deferred PR Fees

The Company has committed to pay its PR firm (i) a one-time $20,000 fee and (ii) a monthly fee of $9,000 commencing in November 2015, upon the consummation of the Initial Business Combination, relating to services performed in connection with the Initial Business Combination. This amount has not been accrued in the accompanying financial statements, because even though management believes that a successful consummation is possible, it is outside of the Company’s control and thus can not be determined to be probable. As of December 31, 2015, the amount owed upon a successful consummation is $38,000 and increasing by $9,000 each month thereafter until such consummation.

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

DT ASIA INVESTMENTS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended December 31, 2015

Note 7 - Stockholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2015, there were 8,927,331 ordinary shares issued and outstanding (including 6,296,470 shares subject to possible redemption).

Preferred Shares

The Company is authorized to issue unlimited preferred shares, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2015, the Company has not issued any shares of preferred share.

Note 8 - Subsequent Event

On January 11, 2016, the Company entered into the Share Exchange Agreement with the shareholders of Adrie Global Holdings Limited (“Adrie”), a British Virgin Islands company.  Pursuant to the Share Exchange Agreement, the Company will effect an acquisition of Adrie and its subsidiaries and variable interest entity by acquiring from the shareholders of Adrie, all outstanding interests of Adrie for a purchase price of $200 million. In exchange for all of the shares of Adrie, the Company will issue 20 million ordinary shares, with 8 million of such shares (the “Escrow Shares”) being held in escrow and subject to forfeiture (1) should the post-combination company fail after the closing to meet certain minimum financial performance targets or (2) as a result of indemnification claims by DT Asia Investments Limited. One-third of the Escrow Shares shall be released upon the post-combination company obtaining certain specified adjusted consolidated net income targets in each of the calendar years 2016, 2017 and 2018.

The transaction will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Adrie will have effective control of the post-combination company.

The obligation of the parties to complete the transaction is subject to the fulfillment of certain, customary closing conditions, including the approval of the Share Exchange Agreement by a majority of the shareholders of the Company; the receipt of required regulatory approval and consents; upon the closing, the Company has at least $5,000,001 in net tangible assets; the execution of a registration rights agreement and lock-up, non-competition, non-solicitation agreements; and the sale of at least 12 million of the Company’s Series A preferred stock in a private placement to certain investors.

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

Results of Operations

Our entire activity from inception up to October 6, 2014 was in preparation for our Public Offering, which was consummated on October 6, 2014. Following the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses increased as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months and three months ended December 31, 2015, we had net losses of $934,671 and $466,530 respectively, which consisted of operating expenses offset by interest income from our Trust Account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses and amortization of our D&O insurance policy. Operating expenses for the period ended December 31, 2015 increased dramatically as compared to the period ended December 31, 2014 due to our having commenced operations after our Public Offering, and certain professional expenses no longer being charged directly against Paid-In-Capital on our balance sheet, but now being expensed in the Statement of Operations.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $121,852.  Through December 31, 2015, our liquidity needs have been satisfied to date primarily through net proceeds from our Public Offering (including Over-Allotment Units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements not held in the trust account and the loan from an affiliate of the Sponsor.

The Company received total gross proceeds of $73,152,164 from the sale of Units in the Public Offering (including Over-Allotment Units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public shareholders and as of December 31, 2015, the carrying value of cash and investments held in Trust Account is $70,051,271 (including accumulated earned interest income of $78,629 since October 2014 ). The Company incurred offering costs totaling approximately $4,440,000.

We intend to use substantially all of our cash, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to 4% of the total gross proceeds raised in the Public Offering (approximately $2,400,000) for its services in connection with the our Initial Business Combination. We believe that our cash not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, and the loans from our Sponsor might be sufficient to allow us to operate for at least 18 months from the closing of our Public Offering, assuming that a business combination is not consummated during that time.

Our Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, as described in Note 4 - Expense Advance Agreement, of the Notes to Financial Statements included in this report. On September 13, 2015 the Company executed a promissory note of up to $500,000 and on December 1, 2015, the promissory note was amended to allow for an additional $400,000 to be drawn down, of which $800,000 was funded by December 31, 2015 and we drawdown the remaining fund $100,000 in January 2016.

The Company’s independent registered public accounting firm’s report of the financial statements for the fiscal year ended March 31, 2015, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2015, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

As of December 31, 2015, we were not subject to any market or interest rate risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended December 31, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015 dated on May 7, 2015, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015 dated on May 7, 2015 except the risk set forth below.

Our independent registered public accounting firm, in their audit report related to our financial statements for the fiscal year ended March 31, 2015, expressed substantial doubt about our ability to continue as a going concern.

Due to our lack or revenue and dependence on the completion of a business combination, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the fiscal year ended March 31, 2015, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

None.

Use of Proceeds

From the effective date of the registration statement filed in connection with the Public Offering through December 31, 2015, we have spent approximately $1,200,000 on operating expenses.

Item 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Investment Trust Management Agreement, dated September 30, 2014, between the Company and Continental Stock Transfer & Trust Company.

31.1	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**Furnished herewith

* This document replaces in full Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2014, which version contained certain inadvertent errors that have been corrected herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 12, 2016	DT ASIA INVESTMENTS LIMITED

	By:	/s/ Stephen N. Cannon
Name: Stephen N. Cannon
Title: Chief Executive Officer and Principal Financial and Accounting Officer