Form 10-K
period 2016-03-31
DT Asia Investments Ltd
filed 2016-06-29
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

 Room 703, 7/F.,

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒   No  ☐

As of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was $69,138,766.

As of June 20, 2016, 2015, there were 3,671,674 shares of the registrant’s ordinary shares, no par value per share, issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references in this Report to:

●	“we,” “us,” “the Company,” or “our company” refer to DT Asia Investments Limited, a BVI business company with limited liability;
●	“Adrie” refers to Adrie Global Holdings Limited, the entity we plan to acquire if the Business Combination is approved by our shareholders.
●	“China Lending Group” refers to Adrie and its consolidated subsidiaries and variable interest entity.

●	the “Business Combination” refers to the transactions contemplated by the share exchange agreement dated January 11, 2016 (the “Exchange Agreement”) providing for the acquisition by us of all of the outstanding issued shares and other equity interests in Adrie Global Holdings Limited, which primarily conducts its business through its variable interest entity, Urumqi Feng Hui Direct Lending Limited, from the shareholders of Adrie.

●	the “Companies Act” and the “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively;

●	“founder shares” refer to the 1,715,015 ordinary shares currently held by the initial shareholders (as defined below), which were issued to our initial shareholders prior to our initial public offering;

●	our “initial shareholders” refer to our sponsor, officers and directors that hold founder shares;

●	our “insider units” refer to 319,119 units issued privately to our sponsor and/or its designees in connection with our initial public offering;

●	“private units” refer to the insider units and units issued to EarlyBirdCapital, Inc. in connection with our initial public offering;

●	“ordinary shares” refer to the ordinary shares of no par value in the company;

●	“private shares,” “private rights” and “private warrants” refers to the ordinary shares, rights and warrants included within the private units;

●	our “management” or our “management team” refer to our officers and directors;

●	“memorandum and articles of association” refer to the Memorandum and Articles of Association of the Company, as amended from time to time;

●	“PIPE Preferred Investment” refers to the contemplated private placement of at least $12.0 million of our newly created Series A Convertible Preferred Stock to be sold in a private placement to certain investors.

●	“Proxy Statement” refers to the Definitive Proxy Statement filed by the Company on June 21, 2016;

●	“public shares” refer to ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) that have not yet been redeemed and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	our “rights” or “public rights” refer to the rights which were sold as part of the units in our initial public offering;

●	our “sponsor” refer to DeTiger Holdings Limited, a company incorporated in the British Virgin Islands owned and controlled by Ms. Winnie Lai Ling Ng;

●	our “sponsor warrants” refer to the 2,058,007 additional warrants sold privately to our sponsor and/or its designees in connection with our initial public offering which are not part of the private units; and

●	our “warrants” or “public warrants” refer to the warrants which were sold as part of the units in our initial public offering.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 18. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. For any risks associated with the Business Combination (as described below), see the Company’s Form 8-K as filed with the SEC on January 13, 2016 and in the Proxy Statement as filed with the SEC on June 21, 2016.

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

Prior to January 11, 2016, our efforts have been limited to organizational activities, our initial public offering, and the search for a suitable acquisition target. On January 11, 2016, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Adrie Global Holdings Limited, a business company incorporated in the British Virgin Islands with limited liability (“Adrie”), each of Adrie’s shareholders (collectively, the “Sellers”), the Company’s sponsor, DeTiger Holdings Limited, in the capacity as the representative for the Company’s shareholders prior to the closing of the Business Combination (as defined below) (the “DT Representative”), and Li Jingping in the capacity as the representative for the Sellers (the “Seller Representative”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Adrie and its subsidiaries, including certain wholly foreign-owned enterprises registered in China which contractually control Urumqi Feng Hui Direct Lending Limited, a registered company in Xinjiang China (“China Lending” and collectively with Adrie and their respective subsidiaries and variable interest entities , the “China Lending Group”) by acquiring from the Sellers all outstanding equity interests of Adrie (the “Business Combination”).

We intend to hold a special meeting of shareholders to approve the Business Combination. On June 21, 2016 we filed a definitive proxy statement (the “Proxy Statement”) on Schedule 14A containing information about the Business Combination. If the Business Combination is approved, then concurrently with the Business Combination, we will provide our shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust. The description of the Share Exchange Agreement is qualified in its entirety by reference to the full text of the Share Exchange Agreement which was filed with the SEC on the Company’s Current Report on Form 8-K filed on January 13, 2016 and the Proxy Statement filed on June 21, 2016. You are urged to read the entire Share Exchange Agreement and the other exhibits attached thereto.

Additional information about the proposed Business Combination, the business of China Lending Group and the special meeting are available, without charge, at the SEC’s website (http://www.sec.gov). Other than specific references to the Business Combination, the discussion in this Annual Report is as of March 31, 2016.

Business Strategy

Our efforts in identifying prospective target businesses were not limited to a particular country, although we sought to capitalize on the global network and investing and operating experience of our management team and board of directors to identify, acquire and operate one or more businesses that have their primary operations located in Asia (with an emphasis on China).

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

There was no restriction in the geographic location of targets we could pursue, however we prioritized geographic locations in Asia, and specifically China. We sought to identify targets that are likely to provide attractive financial returns through business combinations.

Significant Activities Since Inception

On October 6, 2014, we consummated our initial public offering of 6,000,000 units, each unit consisting one ordinary share, no par value per share (“Ordinary Share”), one right (“Right”) to receive one-tenth (1/10) of one Ordinary Share upon consummation of an initial business combination and one warrant (“Warrant”) to purchase one-half of one Ordinary Share at an exercise price of $12.00 per full share, pursuant to a registration statement on Form S-1 (File No. 333-197187). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $60,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed a private placement of (i) 320,000 units in the aggregate to the underwriter and our sponsor at $10.00 per unit and (ii) 1,800,000 warrants to our sponsor at a price of $0.50 per warrant, generating total proceeds of $4,100,000.

On October 14, 2014, the underwriter exercised its over-allotment option in part and purchased 860,063 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $8,600,630. Simultaneously with the sale of the Over-Allotment Units, we consummated the private sale of an additional 32,253 private units at a price of $10.00 per unit, for an aggregate purchase price of $322,530, and 258,007 warrants to our sponsor, at a price of $0.50 per warrant, for an aggregate purchase price of $129,004. Since the underwriter exercised the over-allotment option in part, and purchased 860,063 of the total possible 900,000 additional Units, the sponsor forfeited 9,985 shares.

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

After the payment of approximately $440,000 in expenses relating to our initial public offering (other than underwriting commissions), approximately $69,972,643 of the net proceeds of our initial public offering and the private placement of the units (or approximately $10.20 per unit sold in our initial public offering) was deposited in a trust account with Continental Stock Transfer & Trust Company as trustee.

In connection with the Company’s March 31, 2016 meeting of shareholders to approve an extension of the date to complete an initial business combination from April 6, 2016 to July 6, 2016 (the “Extension Meeting”), a total of 5,255,657 ordinary shares were redeemed. On April 1, 2016, our sponsor deposited into the trust account approximately $96,000 (the “Contribution”), which amount was equal to $0.06 for each of the 1,604,406 public shares of the Company that were not redeemed in connection with the extension. As a result of the Contribution and following redemption of the public shares in connection with the extension, the pro rata portion of the funds available in the trust account for the public shares that were not redeemed increased from approximately $10.20 per share to approximately $10.26 per share.

All proceeds in the trust account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. Treasuries. Except for a portion of the interest income (net of taxes payable) that may be released to us to fund our working capital requirements, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our public shares if we are unable to consummate a business combination by July 6, 2016. The net proceeds deposited into the trust account in the initial public offering and in connection with the Extension Meeting and Contribution remain on deposit in the trust account earning interest. As of March 31, 2016, there was approximately $70.0 million held in the trust account, including accrued interest of approximately $111,000, and $53,115 held outside the trust account for working capital purposes. As of March 31, 2016, no funds had been withdrawn from the trust account for taxes or working capital purposes. As of June 20, 2016, there was approximately $16.5 million held in the trust account following the release of $53,607,701 for redemptions, plus approximately $111,000 in accrued interest withdrawn from the trust account for taxes or working capital purposes.

Share Exchange Agreement

As discussed above, on January 11, 2016, we entered into a Share Exchange Agreement with Adrie, Sellers, our sponsor, and Li Jingping, pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of China Lending Group by acquiring from the Sellers all outstanding equity interests of Adrie.

Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of Adrie, the Company will issue 20 million ordinary shares of DT Asia to the Sellers (“Exchange Shares”), with 8 million of such Exchange Shares (“Escrow Shares”) being deposited in escrow at the closing of the Business Combination and subject to forfeiture (along with dividends and other earnings otherwise payable with respect to such Escrow Shares) in the event that the post-combination company fails to meet certain minimum financial performance targets or in the event that the DT Representative successfully brings an indemnification claim under the Share Exchange Agreement on behalf of the Company’s pre-combination shareholders. The Exchange Shares, including the Escrow Shares, will be allocated among the Sellers pro-rata based on each Seller’s ownership of Adrie prior to the Business Combination.

The Escrow Shares will be held in an escrow account maintained by Continental Stock Transfer & Trust Company (“Continental”), as escrow agent (the “Escrow Agent”). While the Escrow Shares are held in escrow, any dividends and other distributions otherwise payable with respect to the Escrow Shares will be held back by us and not paid until the Escrow Shares are released from escrow to the Sellers in proportion to their respective equity interests in Adrie immediately prior to the closing of the Business Combination, but the Sellers will be entitled to vote the Escrow Shares. Subject to indemnification claims, one-third of the Escrow Shares (along with the related accrued dividends and distributions) shall be released upon the post-combination company obtaining certain specified adjusted consolidated net income targets in each of calendar years 2016, 2017 and 2018, and with the Sellers also able to earn the Escrow Shares for any fiscal years where the target was not met through an alternative earn-out payment if the average adjusted consolidated net income for all three years combined meets a certain specified target. If the respective targets are met, the applicable Escrow Shares will be released on or before the 130th day after the subject year end. The adjusted consolidated net income targets are based on the cash available at the closing from the trust funds (after giving effect to the redemptions) and the shares issued in the PIPE Preferred Investment, net of our transaction expenses and deferred initial public offering fees (also referred to herein as the net closing proceeds), with the scale range of the net closing proceeds being from $0 million to $69.0 million, and the target adjusted consolidated net income ranging in 2016 from $20.2 million at the bottom to $32.0 million at the top, in 2017 from $22.6 million at the bottom to $38.0 million at the top, and in 2018 from $25.6 million at the bottom to $44.0 million at the top, and with the average adjusted consolidated net income target for the alternative earn-out payment ranging from $23.3 million at the bottom to $40.0 million at the top. The targets will also be reduced based on the date of the closing of the Business Combination, with the 2016 target reduced by an amount equal to 50% of the 2016 target multiplied by a fraction based on the number of days in the 2016 calendar year prior to the closing date as compared to the number of days in the 2016 calendar year, and with the average adjusted consolidated net income target being reduced by 1/3 of the amount by which the 2016 target is reduced. So long as the upper limit for the annual rate of private borrowing and lending allowed in Xinjiang, China is four times the Peoples’ Bank of China base interest rate, the targets are further adjusted based on the change in the Peoples’ Bank of China base interest rate from the June 30, 2015 rate of 4.85%. The actual targets for purposes of determining adjusted consolidated net income will be expressed in their RMB equivalent based on the June 30, 2015 US dollar/CNY exchange rate of 6.1088 (as of January 22, 2016, the US dollar/CNY exchange rate was 6.5788). The adjusted consolidated net income will be determined using the post-combination company’s consolidated net income as determined in accordance with U.S. generally accepted accounting principles, expressed in RMB based upon the June 30, 2015 exchange rate, and with such amounts subject to adjustment to exclude the effects of any new businesses that we acquire after the closing, any extraordinary gains or losses or extraordinary income or expenses and any non-recurring revenue earned outside of the ordinary course of business.

Sellers will not transfer, assign or sell the remaining 12.0 million Exchange Shares for a period of one year from the closing of the Business Combination (which period may be shortened under certain circumstances).

PIPE Preferred Investment Financing

As a condition to the Business Combination, we intend to sell a minimum of at least $12 million (and up to $24 million, and potentially more with the consent of BVICo) of new Series A Convertible Preferred Stock to be created by us prior to the closing in a private placement to certain investors (also referred to herein as the PIPE Preferred Investment) at a per share price of $12.00. Such Series A Convertible Preferred Stock will be sold contingent upon the closing of the Business Combination with China Lending Group and may be subject to certain other conditions to be negotiated during the period between the signing of the Share Exchange Agreement and the closing of the Business Combination. We intend to use the net proceeds for working capital and general corporate purposes for the combined business after the Business Combination. As of June 28, 2016, the Company has received executed subscription agreements for an aggregate subscription amount of $10,320,000 for the PIPE Preferred Investment, of which $8,239,212 had been received into escrow. We expect to receive the balance of the funds into escrow prior to the closing of the Business Combination.

Special Meeting of Shareholders

We intend to hold a special meeting of shareholders on July 5, 2016 to approve the Business Combination. It is anticipated that, following completion of the Business Combination and if there are no additional redemptions, DT Asia’s existing shareholders, including our sponsor, will retain an ownership interest of approximately 18.4% of the Company, and Sellers will own approximately 81.6% of the Company. These percentages are calculated based on a number of assumptions (as described in the Proxy Statement filed on June 21, 2016) and are subject to adjustment in accordance with the terms of the Share Exchange Agreement.

Effecting our Initial Business Combination

General

We are not presently engaged in any operations. We intend to effectuate our initial business combination by issuing ordinary shares as the consideration to the sellers of the acquired business..

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the Nasdaq Capital Market, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. As discussed above, in connection with the Business Combination, we intend to sell a minimum of $12 million of Series A Convertible Preferred Stock in the PIPE Preferred Investment. As of June 28, 2016, the Company has received executed subscription agreements for an aggregate subscription amount of $10,320,000 for the PIPE Preferred Investment, of which $8,239,212 had been received into escrow. We expect to receive the balance of the funds into escrow prior to the closing of the Business Combination.

Investment Criteria

We had identified the following general criteria and guidelines, which we believed were important in evaluating prospective target businesses.

●	Middle-Market Growth Business. We sought to acquire one or more growth businesses with a total enterprise value in excess of $300,000,000. We believed that there were a substantial number of potential target businesses within this valuation range that could benefit from new capital for scalable operations to yield significant revenue and earnings growth. We do not intend to acquire either a start-up company or a company with negative cash flow.

●	Companies with Opportunity to Strengthen Management and Add Value. We sought to acquire one or more businesses that provides a platform for the existing management team to leverage the experience of our management team. We believe that the operating expertise of our management team is well suited to complement and, if beneficial, replace the target’s management team.

●	Companies in Business Segments that are Strategically Significant to China. We sought to acquire those businesses with strong technological know-how, distribution networks and/or business practices in economic sectors that are currently experiencing significant Asia/China outbound investing. Such sectors include: Energy and resources, food processing, retail, manufacturing, and high technology business segments.

●	Business with Revenue and Earnings Growth Potential. We sought to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of brand and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We sought to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We focused on businesses that had predictable revenue streams and definable low working capital and capital expenditure requirements. We also sought to leverage cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intended to only acquire a business or businesses that would benefit from being publicly traded and which could effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria were not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may have been based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may have deemed relevant.

Sources of target businesses

From the date of our initial public offering through execution of a non-binding letter of intent with Adrie on March 10, 2015, we had identified and evaluated over 60 acquisition target companies. In doing so, we followed the initial set of criteria and guidelines outlined above, which we believed were important in evaluating prospective targets.

Target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses were brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also introduced us to target businesses in which they thought we might be interested on an unsolicited basis, since many of these sources had read our SEC filings and knew what types of businesses we were targeting. Our officers and directors, as well as their affiliates, also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

We were not prohibited from pursuing an initial business combination with a company that was affiliated with our sponsor, officers or directors. In the event we sought to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that such an initial business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a target business and structuring of our initial business combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes) at the time of the agreement to enter into such initial business combination, our management had virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we were not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we would only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or were otherwise not required to register as an investment company under the Investment Company Act.

In evaluating a prospective target business, and in evaluating China Lending Group in particular, we have conducted a thorough due diligence review which has encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty; however, assuming that shareholders approve the Business Combination at our special meeting of shareholders by July 6, 2016, and all conditions to closing are met or otherwise waived, we expect to close the Business Combination shortly thereafter.

Alternative structures to comply with regulations in certain Chinese industries

The PRC government has restricted or limited direct foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including certain aspects of telecommunications, advertising, financial institutions, food production, and heavy equipment manufacturers. As a result, it is not uncommon to employ alternative structures to acquire a target company in such acquired. The competent PRC authorities (i.e. the National Development & Reform Commission and Ministry of Commerce) have been issuing and updating a Catalogue of Industry for the Guidance of Foreign Investment listing the encouraged, restricted and forbidden industries for foreign investment (originally issued in 2002 and amended in 2004, 2007, 2011 and 2015). It is seen from the evolution of such catalogue more industries have become open to foreign investment, though there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names”. Subject to the review requirements of the Ministry of Commerce and other relevant agencies for acquisitions of assets and companies in China and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties which could, for example, result in a structure where, in exchange for our payment of the acquisition consideration, the target business would be majority or wholly owned by Chinese residents whom we designate, and the target business would continue to hold the requisite licenses necessary to operate its business. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to secure for us economic benefits and to assume risk of losses and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties.

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

These contractual arrangements would be designed to provide the following:

●	Our exercise of effective control over the target company;

●	We will assume economic benefits and risk of losses of the target company that are substantially similar to full ownership;

●	The shareholders of the target company would grant us a pledged interest in all of the issued and outstanding interests of the target company, including the right to vote such shares, as security for the performance of the target company’s obligations under the contractual arrangements;

●	The shareholders of the target company would grant us an irrevocable proxy for the maximum period permitted by law, to vote the shareholders’ shares in the target company in such manner and for or against such proposals as we may determine; and

●	We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by PRC regulations.

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

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through a merger or shares exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

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

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by PRC law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

China Lending Group utilizes the contractual arrangements described above and therefore, if we consummate the Business Combination, we would be subject to the uncertainties described above. As discussed in further detail in the Proxy Statement, we and our PRC counsel believe the ownership structure of China Lending Group, both currently and immediately after giving effect to the Business Combination, does not and will not violate any applicable PRC law or license currently in effect; and the contractual agreements by and among the China Lending Group entities and their respective shareholders are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and will not violate any applicable PRC law currently in effect such as the PRC Laws regarding foreign ownership of Chinese businesses. However, there are substantial uncertainties regarding the interpretation and application of current PRC laws. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to our views and the views of our PRC legal counsel. If the PRC courts or regulatory authorities determine that the contractual agreements violate applicable PRC laws, our contractual arrangements will become invalid or unenforceable.

Circular of State Administration of Foreign Exchange (SAFE) on Foreign Exchange Administration over Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Overseas Special Purpose Vehicles (Circular 37)

If any contractual arrangements as mentioned above were used in an acquisition and one or several direct or indirect shareholders holds shares in the bidding company is a PRC resident, such acquisition would be subject to requirement under Circular 37 and other relevant SAFE regulations. Circular 37 became effective as of July 4 2014 to replace the SAFE Circular No75 on Relevant Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Financing and in Return Investment via Overseas Special Purpose Vehicles dated October 21, 2005. According to Circular 37, a PRC resident can conduct a round-trip investment into a PRC enterprise via overseas special purpose vehicles provided that such resident shall make relevant registration with SAFE.

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

Fair market value of target business or businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding taxes) at the time of the agreement to enter into such initial business combination. If we acquired less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must have equaled at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we would always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets would likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We could have sought to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we could have issued a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issued securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination.

The fair market value of a target business or businesses or assets would be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors was not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criterion. In the case of China Lending Group, we obtained a fairness opinion from Cassel Salpeter & Co., LLC. Notwithstanding the foregoing, unless we consummated a business combination with an affiliated entity, we were not required to obtain an opinion from an independent investment banking firm that the price we were paying was fair to our shareholders.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success might depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it was probable that we would not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

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

Redemption rights for public shareholders upon consummation of our initial business combination

We intend to seek shareholder approval for the Business Combination with China Lending Group and related transactions at our July 5, 2016 special meeting of shareholders. We will provide our shareholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially anticipated to be $10.20 per share. In connection with the Extension Meeting, a total of 5,255,657 ordinary shares were redeemed. On April 1, 2016, our sponsor deposited into the trust account approximately $96,000, which amount was equal to $0.06 for each of the 1,604,406 public shares of DT Asia that were not redeemed in connection with the extension. As a result of the Contribution and following redemption of the public shares in connection with the extension, the pro rata portion of the funds available in the trust account for the public shares that were not redeemed, net of taxes payable, increased from approximately $10.20 per share to approximately $10.26 per share. Our sponsor has agreed to waive its right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our sponsor or any of our officers, directors or affiliates acquires public shares after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We will provide our shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination in connection with the July 5, 2016 shareholder meeting called to approve the business combination.

We intend to hold a shareholder vote in connection with the Business Combination. In such case, we will conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. We have distributed proxy materials and, in connection therewith, provided our public shareholders with the redemption rights described above upon consummation of the Business Combination.

If we seek shareholder approval, we will consummate our Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. In such case, our sponsor has agreed to vote its founder shares and any of its public shares purchased after our initial public offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after our initial public offering in favor of the Business Combination. Currently, our sponsor, certain of its affiliates and our independent directors, together with the underwriter in our initial public offering, own approximately 54.7% of our issued and outstanding ordinary shares, including all of the founder shares. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with the consummation of the Business Combination.

Many blank check companies would not be able to consummate an initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with our initial business combination. Since we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many blank check companies. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination.

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

If our proposed Business Combination with China Lending Group is not consummated, we will not have enough time to consummate our initial business combination with a different target before our expiration date of July 6, 2016.

Redemption of public shares and liquidation if no initial business combination

We must complete our initial business combination by July 6, 2016. If we are unable to consummate the Business Combination with China Lending Group by July 6, 2016, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our sponsor, or any of our officers, directors or affiliates acquire public shares after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event we do not consummate our initial business combination by July 6, 2016. We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, if those funds are not sufficient to cover these costs and expenses, we may request the trustee to release to us an amount of up to $50,000 of such accrued interest to pay those costs and expenses. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.26. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.26, plus interest (net of any taxes payable).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Ms. Winnie Lai Ling Ng agreed that she will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.26 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Ms. Ng will not be responsible to the extent of any liability for such third party claims. However, Ms. Ng may not be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether Ms. Ng. has sufficient funds to satisfy her indemnity obligations. We believe the likelihood of Ms. Ng having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.26 per share and Ms. Ng asserts that she is unable to satisfy any applicable obligations or that she has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Ms. Ng to enforce her indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Ms. Ng to enforce her indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.26 per share.

We will seek to reduce the possibility that Ms. Ng will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. To date, with the exception of EarlyBird Capital, UHY LLP and FTO Consulting, each of BVICo and DT Asia’s vendors has agreed that it will not have any right, title, interest or claim of any kind in or to any monies in our trust account, and will not make any claim against our trust account (including any distributions therefrom). Ms. Ng will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of March 31, 2016, we had access to $53,115 not placed in the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. This Report also contains forward-looking statements that involve risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements. With respect to the proposed Business Combination, these factors include, but are not limited to: business conditions; natural disasters; changing interpretations of U.S. generally accepted accounting principles; outcomes of government reviews; inquiries and investigations and related litigation; continued compliance with government regulations; changes in legislation or regulatory environments, requirements or changes adversely affecting the business of DT Asia and Adrie, including but not limited to difficulties in maintaining and managing continued growth, difficulties in ensuring performance of loans, fluctuations in revenue and margins and difficulties in meeting the earn-out targets, restrictions on the ability to make dividend payments, and difficulties in acquiring smaller competitors; general economic conditions; geopolitical events and regulatory changes; and the failure to maintain the listing of DT Asia’s securities on the Nasdaq Stock Market. Other factors include the possibility that the business combination does not close, including due to the failure to receive required security holder approvals, the failure to complete the contemplated private placement or the failure of other closing conditions. These risks, also well as other risks associated with the Business Combination, are more fully discussed in the Proxy Statement. Please also refer to the Proxy Statement for a discussion of risks associated with acquiring and operating a business in China, and in particular, those relating to the corporate structure of China Lending Group.

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

Our independent registered public accounting firm, in their audit report related to our financial statements for the fiscal year ended March 31, 2016, expressed substantial doubt about our ability to continue as a going concern.

Due to our lack or revenue and dependence on the completion of a business combination, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the fiscal year ended March 31, 2016, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. The Share Exchange Agreement with Adrie requires that, unless waived by mutual agreement of the parties, we will be required to have at least $10 million in cash (before expenses) available in the trust and in proceeds from the PIPE Preferred Investment. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our memorandum and articles of association requires us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

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

We may not be able to consummate our initial business combination by July 6, 2016, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Following the amendment to our charter adopted as of March 31, 2016, we must complete our initial business combination by July 6, 2016. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by July 6, 2016, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up.

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

If the net proceeds of our initial public offering that are not being held in the trust account, together with the interest in the trust account (net of taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate at least until July 6, 2016, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for at least until July 6, 2016. All the interest income (net of taxes payable) earned on the trust account may be released to us to fund our working capital requirements; however, based on the current interest rate environment, we anticipate that approximately $111,000 of interest income (net of taxes payable) will be available to us; however, our estimate may not be accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.26 per share on our redemption, and our rights and warrants will expire worthless.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will use interest earned on the trust account to fund our search, to pay our taxes and to complete our initial business combination.

As of March 31, 2016, $53,115 was available to us outside the trust account to fund our working capital requirements. The current interest rate environment makes it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate. Neither our sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, our public shareholders may only receive $10.26 per share on our redemption, and our rights and warrants will expire worthless.

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

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by July 6, 2016, this will trigger an automatic redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

In the event that the proceeds in the trust account are reduced below $10.26 per share and Ms. Winnie Lai Ling Ng asserts that she is unable to satisfy her obligations or that she has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against Ms. Ng to enforce her indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Ms. Ng to enforce her indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.26 per share.

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

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait until July 6, 2016 before redemption from our trust account.

If we are unable to consummate our initial business combination by July 6, 2016, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond July 6, 2016 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by July 6, 2016, this will trigger an automatic redemption of public shareholders from the trust account pursuant to our memorandum and articles of association.

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

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account and may request the trustee to release to us up to $50,000 of the net interest earned on the trust account to pay dissolution expenses. In addition, Ms. Winnie Ng has agreed that she will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by July 6, 2016, and instead distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act, (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the Nasdaq Capital Market, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.26 per share on our redemption, and our rights and warrants will expire worthless.

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

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination, including in connection with the PIPE Preferred Investment, or under an employee incentive plan after consummation of our initial business combination. Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

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

We believe we have been considered a passive foreign investment company, or “PFIC,” since our inception, which could result in adverse U.S. federal income tax consequences to U.S. taxpayers.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our ordinary shares, warrants or rights, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Because of the composition of our assets and income, we believe we have been considered a PFIC since our inception.

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

Because we are a blank check company, and have not engaged in an active business of any kind, we believe that it is likely that we metthe PFIC asset or income test for our initial taxable year ending March 31, 2015. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. Because we did not complete a business combination on or prior to the end of our second taxable year (the taxable year ended March 31, 2016) we do not qualify for the PFIC start-up exception.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely “qualified electing fund” (a “QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark-to-market” election, in each case as described below, such holder generally will be subject to special rules with respect to:

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

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there can be no assurance that we will provide any such required information.. If we do not timely provide such required information, then a QEF election may not be available to U.S. Holders.

Alternatively, if a U.S. Holder makes a timely, valid “mark-to-market” election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Notwithstanding the foregoing, U.S. Holders who do not make a timely, valid mark-to-market election for such first taxable year but make a mark-to-market election with respect to a subsequent taxable year may be subject to special tax rules, and the discussion below does not address any mark-to-market election consequences to such U.S. Holders.

If a U.S. Holder makes a timely, valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to our warrants and, as discussed below, it may not be available with respect to the rights to acquire our ordinary shares.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

The application of the PFIC rules to the rights to acquire our ordinary shares is unclear. For example, the rights may be viewed as equity in our company from the time the rights are received. On the other hand, the rights may be viewed as a derivative security or similar interest in our company (analogous to a warrant or option with no exercise price), and thus the holder of the rights would not be viewed as owning the ordinary shares issuable pursuant to the rights until such shares are actually issued. There may be other alternative characterizations of the rights that the IRS may successfully assert that would reach different conclusions regarding the tax treatment of the rights under the PFIC rules. In any case, depending on which characterization is successfully applied to the rights, different PFIC consequences may result for U.S. Holders of the rights.

On the one hand, U.S. Holder may be permitted to make a QEF or mark-to-market election with respect to its rights to acquire our ordinary shares, in which case the PFIC tax consequences described above would not apply, and the QEF and mark-to-market rules described above would apply to such rights. On the other hand, if a U.S. Holder is not permitted to make a QEF or mark-to-market election with respect to such rights, then the PFIC tax consequences described above would apply to such rights, and not the QEF or mark to market rules. Because of the uncertainty regarding the characterization of the rights for PFIC purposes, this discussion of the PFIC rules does not assert which of the varying theories of the characterization of the rights will ultimately be upheld under U.S. federal income tax law. Therefore, potential investors are strongly urged to consult with their own tax advisors regarding an investment in the rights offered hereunder as part of units offering.

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

We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules in their particular situation.

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

In June 2014, our initial shareholders purchased an aggregate of 1,725,000 founder shares for an aggregate purchase price of $25,000 (of which 9,985 founder shares were forfeited due to the underwriter’s partial exercise of its over-allotment option in connection with our initial public offering). The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased an aggregate of 319,119 insider units, each consisting of one ordinary share, a right to receive 1/10 of an ordinary share, and a warrant to purchase 1/2 of one ordinary share, for an aggregate purchase price of $3,191,190, as well as 2,058,007 sponsor warrants for an aggregate purchase price of $1,029,003.50, that will also be worthless if we do not consummate our initial business combination. Finally, as of the date of this Report, our sponsor has lent us $1,600,000 pursuant to a note, which becomes due on the earlier of July 6, 2016 and the date on which the Company consummates an initial business combination. Of the $1,600,000, up to $500,000 is convertible, in whole or in part, at the payee’s election, upon the consummation of the Business Combination, into units, at a price of $10.00 per unit. These units will be identical to the private units issued in a private placement in connection with Company’s initial public offering. If we do not consummate an initial business combination, the conversion feature of the note will be worthless, and the sponsor have limited recourse to be repaid any unpaid principal under the note.

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

The net proceeds from our initial public offering provided us with approximately $69,972,643 that we were able use to complete our initial business combination; after redemptions of 5,255,657 ordinary shares with a total amount of $53,607,701 in connection with the Extension Meeting, we have approximately $16.5 million in the trust account.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. In addition, pursuant to the terms of the Exchange Agreement with China Lending Group, in order to close on the Business Combination (or unless waived by us), we will need to have completed the PIPE Preferred Investment for at least $12 million and, upon the closing, after giving effect to the redemptions and the PIPE Preferred Investment, there must be at least $10 million in cash (before expenses) (unless waived by mutual agreement of the parties) available at the closing from the trust funds and the shares issued in the PIPE Preferred Investment. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until July 6, 2016 in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, together with the underwriter of our initial public offering, which beneficially own approximately 54.7% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder, if we are unable to consummate our initial business combination by July 6, 2016.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders, together with the underwriter of our initial public offering, own 54.7% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

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

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by July 6, 2016.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended March 31, 2016. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but, as discussed in Item 9A of this Report, we are in the process of correcting certain material weaknesses in our internal controls. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by July 6, 2016.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at Room 703, 7/F., Beautiful Group Tower, 77 Connaught Road Central, Hong Kong. The cost for such space was included in the $10,000 per month fee that we paid until March 31, 2016 to our sponsor, an entity controlled by Ms. Winnie Lai Ling Ng, for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, ordinary shares, rights and warrants as reported on the Nasdaq for the period October 1, 2014 through March 31, 2016.

Calendar Period	Units		Ordinary Shares		Warrants		Rights
	Low	High	Low	High	Low	High	Low	High
2014:
Fourth Quarter	$9.71	$10.25	$9.66	$9.75	$0.12	$0.14	$0.22	$0.30
2015:
First Quarter	$9.79	$10.09	$9.65	$9.87	$0.09	$0.13	$0.16	$0.24
Second Quarter	$9.51	$10.39	$9.75	$10.25	$0.09	$0.17	$0.16	$0.31
Third Quarter	$10.02	$10.55	$9.90	$10.17	$0.08	$0.13	$0.13	$0.24
Fourth Quarter	$10.02	$10.55	$9.90	$10.07	$0.05	$0.13	$0.10	$0.27
2016:
First Quarter	$10.10	$10.60	$9.92	$10.15	$0.02	$0.13	$0.07	$0.22

On June 27, 2016, our units had a closing price of $10.53, our ordinary shares had a closing price of $8.60, our warrants had a closing price of $0.09, and our rights had a closing price of $0.34.

Holders

On June 27, 2016, there were 2 holders of record of our units, 8 holders of record of our ordinary shares, 2 holders of record of our warrants and 2 holders of record of our rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

From the effective date of the registration statement filed in connection with the initial public offering through March 31, 2016, we have spent approximately $1,708,678 on operating expenses.

Item 6. Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report. We have not had any significant operations to date, so only balance sheet and cash flow data is presented.

	For the year ended March 31, 2016	For the period from April 8, 2014 (inception) to March 31, 2015
	(Audited)	(Audited)
Statement of Operations Data:
Revenues	$—	$—
General and administrative expenses	$(1,450,019)	$(256,531)
Net loss attributable to ordinary shares	$(1,343,249)	$(246,857)
Weighted average number of shares outstanding, excluding shares subject to possible redemption, basic and diluted	8,927,331	4,881,097
Net loss per ordinary share: basic and diluted	$(0.15)	$(0.05)

Cash Flow Data:
Net loss	$(1,343,249)	$(246,857)
Net cash used in operating activities	$(1,359,503)	$(308,256)
Net cash used in investing activities	$—	$(69,972,643)
Net cash provided by financing activities	$1,187,989	$70,505,528
Net (decrease) increase in cash	$(171,514)	$224,629
Cash at beginning of period	$224,629	$—
Cash at end of period	$53,115	$224,629
Supplemental disclosure of non-cash financing activities:
Deferred legal fees	$—	$100,000
Redeemed Ordinary share payable	$53,607,701	$—

	March 31, 2016	March 31, 2015
	(Audited)	(Audited)
Balance Sheet Data:
Cash	$53,115	$224,629
Cash and cash equivalents held in trust account	70,091,214
Other current assets	73,233	70,366
Investments held in trust account	—	69,984,444
Total assets	$70,217,562	$70,279,439
Current liabilities:
Deferred legal fees	$100,000	$100,000
Accounts payable and accrued liabilities	96,671	20,769
Amount due to related parties	17,482	—
Redeemed Ordinary shares payable	53,607,701	—
Promissory note – related party	500,000
Convertible promissory note – related party	687,989	—
Total current liabilities	55,009,843	120,769
Ordinary shares, no par value, subject to possible redemption; 1,000,756 and 6,388,104 shares (at redemption value $10.20 per share) at March 31, 2016 and March 31, 2015, respectively	10,207,711	65,158,661
Additional paid-in-capital	6,590,114	5,246,866
Accumulated deficit	(1,590,106)	(246,857)
Total shareholders’ equity	5,000,008	5,000,009
Total liabilities and shareholders’ equity	$70,217,562	$70,279,439

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

On January 3, 2016, DT Asia’s board of directors approved the Share Exchange Agreement with China Lending Group as being in the best interests of DT Asia and its shareholders, and on January 11, 2016, the parties executed the Share Exchange Agreement. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

We presently have no revenue, have had losses since inception through March 31, 2016 of approximately $1,343,249, primarily from incurring costs related to due diligence, professional, and investor relations related costs, etc., and we have no other operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers, directors and Sponsor to fund our operations.

On October 6, 2014, DT Asia consummated its initial public offering of 6,000,000 units, each unit consisting of one ordinary share, one right, and one warrant. Each right entitles the holder to receive one-tenth (1/10) of an ordinary share on the consummation of an Initial Business Combination. Each Warrant entitles the holder thereof to purchase one-half of one ordinary share, at a price of $12.00 per full share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $60.0 million.

On October 6, 2014, simultaneously with the consummation of the initial public offering, the Company completed the private placement of an aggregate of 320,000 private units, at $10.00 per unit, among which 290,000 private units were purchased by DeTiger Holdings Limited, our sponsor, and 30,000 private units were purchased by EarlyBirdCapital, generating gross proceeds of $3,200,000. Each private unit is comprised of one ordinary share, one right, and one warrant. Each right entitles the holder to receive one-tenth (1/10) of an ordinary share on the consummation of an Initial Business Combination. Each Warrant entitles the holder thereof to purchase one-half of one ordinary share, at a price of $12.00 per full share. In addition, our sponsor purchased from us an aggregate of 1,800,000 Warrants, or sponsor warrants, at a price of $0.50 per warrant ($900,000). Each sponsor warrant is exercisable to purchase one-half of one ordinary share at $12.00 per full share. The private units and sponsor warrants generated total gross proceeds of $4,100,000 (private units $3,200,000 plus sponsor warrants $900,000).

The underwriters of the initial public offering were granted an option to purchase up to an additional 900,000 units to cover over-allotments, if any, the over-allotment units. The underwriters exercised the option in part and, on October 14, 2014, the underwriters purchased 860,063 over-allotment units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $8,600,630.

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

The Company received total gross proceeds of $73,152,164 from the sale of units in the initial public offering (including over-allotment units) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of the net proceeds were deposited in a trust account established for the benefit of our public shareholders. We incurred offering costs totaling approximately $4,440,838, consisting of $2,229,520 in underwriters’ fees, plus $442,218 of other cash expenses, $100,000 in deferred expenses and a non-cash charge of $1,669,100.

On March 31, 2016, we held a special meeting of shareholders in lieu of any annual meeting to: (i) approve an extension of the date to complete an initial business combination from April 6, 2016 to July 6, 2016, (ii) elect Hai Wang as a Class I director, to serve on the Company’s Board of Directors until the 2019 annual meeting of shareholders or until his successor is elected and qualified, and (iii) to ratify the selection by Company’s audit committee of UHY LLP to serve as the Company’s independent registered public accounting firm for the year ending March 31, 2016 (the “Extension Meeting”). In connection with the Extension Meeting, a total of 5,255,657 ordinary shares (equivalent to approximately $53,607,701) were redeemed.

On April 1, 2016, DeTiger Holdings Limited (“Sponsor”) deposited into the trust account approximately $96,000 (the “Contribution”), which amount was equal to $0.06 for each of the 1,604,406 public shares of the Company that were not redeemed in connection with the Extension Meeting. As a result of the Contribution and following redemption of the public shares in connection with the Extension Meeting, the pro rata portion of the funds available in the trust account for the public shares that were not redeemed increased from approximately $10.20 per share to approximately $10.26 per share.

Results of Operations

Our entire activity from inception up to October 6, 2014 was in preparation for our initial public offering, which was consummated on October 6, 2014. Following the offering, our activity has been limited to the evaluation and due diligence of business combination candidates, preparing and negotiating the Share Exchange Agreement with China Lending Group, preparing and filing proxy statements with SEC, presenting and soliciting investment in the private placement issue of our unregistered Series A Convertible Preferred Stock (“Preferred Shares”). We will not be generating any operating revenues until the closing and completion of our initial business combination. We have generated small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income has not been significant in view of current low interest rates on risk-free investments (treasury securities). We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of June 20, 2016, we have a total of approximately $252,000 available ($141,000 cash in bank and $111,000 in interest earned from the trust held by Continental Stock Transfer & Trust Company acting as trustee). Further, we have approximately $60,000 in payables and $45,000 of accrued expenses, both payable before a business combination, and we expect to incur an additional $120,000 in expenses to complete the business combination before July 6, 2016. Furthermore, there are an estimated $450,000 of payables and contingent expenses which are deferred and are not payable unless there is a closing of a business combination.

For the period from April 8, 2014 (inception) to March 31, 2015, we had net losses of $246,857, which consisted of operating expenses partially offset by interest income from our trust account. Operating expenses generally consisted of the $10,000 monthly payment to our sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses, Nasdaq market listing fees and our directors and officers insurance policy costs. Operating expenses after our initial public offering increased dramatically due to our having commenced searching a target company, and professional expenses being expensed in the statement of operations.

For the year ended March 31, 2016, we had net losses of $1,343,249 (accumulated net losses of $1,590,106 since inception), which consisted of operating expenses partially offset by interest income from our trust account. Operating expenses generally consisted of the $10,000 monthly payment to our sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses and amortization of our director and officer insurance policy. Operating expenses for the year ended March 31, 2016 increased dramatically as compared to the period ended March 31, 2015 due to our having commenced operations in the target company after our initial public offering.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $53,115. Through March 31, 2016, our liquidity needs have been satisfied to date primarily through net proceeds from our initial public offering (including over-allotment units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements not held in the trust account and the loan from our sponsor. As of March 31, 2016, our sponsor has loaned the Company $1,187,989 pursuant to a note, which becomes due on the earlier of (1) July 6, 2016; or (2) the date the Company consummates a business combination. Up to $500,000 of our sponsor loan is convertible, in whole or in part, at the payee’s election, upon the consummation of the Business Combination, into units, at a price of $10.00 per unit. These units will be identical to the private units issued in a private placement in connection with our initial public offering.

We received total gross proceeds of $73,152,164 from the sale of units in our initial public offering (including the private units issued in connection with the underwriters’ partial exercise of their over-allotment option) and all related private placements on October 6, 2014 and October 14, 2014. A total of $69,972,643 of net proceeds was deposited in a trust account established for the benefit of the Company’s public shareholders and as of March 31, 2015, the carrying value of cash and investments held in trust account is $70,051,271 (including earned interest income of $111,251 since October 2014).

On March 31, 2016, the Company held a special meeting in lieu of an annual meeting of shareholders (the “Meeting”). At the Meeting, the shareholders approved the following items: (i) an amendment to the Company’s memorandum and articles of association extending the date by which the Company must consummate its initial business combination and the date for cessation of operations of the Company if the Company has not completed an initial business combination from April 6, 2016 to July 6, 2016 (the “Extension Amendment”), (ii) an amendment to the Investment Management Trust Agreement (as amended, the “Amended and Restated Trust Agreement”) between the Company and Continental extending the date on which to commence liquidation of the trust account established in connection with the Company’s initial public offering in accordance with the Amended and Restated Trust Agreement to July 6, 2016, (iii) to direct the election of Hai Wang as a director, to serve until the 2019 annual meeting of shareholders or until his successor is elected and qualified, and (iv) to direct the ratification of the selection by the Company’s audit committee of UHY LLP to serve as the Company’s independent registered public accounting firm for the year ended March 31, 2016.

The number of ordinary shares presented for redemption in connection with the Extension Amendment was 5,255,657 shares (equivalent to $53,607,701 at $10.20 per share) as of March 31, 2016. On April 1, 2016, our sponsor deposited into the trust account approximately $96,000, which amount was equal to $0.06 for each of the 1,604,406 public shares of the Company that were not redeemed in connection with the Extension Amendment. As a result of the Contribution and following redemption of the public shares in connection with the Extension Amendment, the pro rata portion of the funds available in the trust account for the public shares that were not redeemed will increase from approximately $10.20 per share to approximately $10.26 per share. Therefore, as of June 7, 2016, we have approximately $16.5 million in the trust account. The 1,604,406 public shares (equivalent to $16,461,205 at $10.26 per share in the trust account) are subject to redemption at the option of the shareholders at business combination.

We intend to use substantially all of our cash, including the funds held in the trust account and proceeds of the PIPE Preferred Investment, to acquire a target business or businesses and to pay our expenses, including a fee payable to EarlyBirdCapital in an amount equal to 4% of the total gross proceeds raised in our initial public offering (approximately $2.7 million) for its services in connection with our initial business combination. We believe that the cash not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, together with the loan for up to $1,600,000 ($1,187,989 outstanding as of March 31, 2016) from our sponsor mentioned below, will be sufficient to allow us to operate until at least July 6, 2016, assuming that a business combination is not consummated prior to that time. However, as noted above the Company will need to raise additional financing from the PIPE Preferred Investment of up to $12,000,000 in the event that some or all of the remaining publicly-held shares are redeemed prior to completion of the business combination. As of June 28, 2016, we have received signed subscription agreements for an aggregate subscription amount of $10,320,000 for the PIPE Preferred Investment. The PIPE Preferred Investment subscription agreements require each subscriber to deposit 10% of his/her total subscription into escrow on the effective date of the relevant Escrow Agreement, and the balance of 90% is to be paid into the escrow account 6 days before shareholders vote to approve the proposed Business Combination. As of June 28, 2016, $8,239,212 of subscriptions had been received into escrow. Under the Share Exchange Agreement, the intention is to raise at least $12,000,000 from this financing exercise, however this minimum threshold may be waived by us.

In addition, if the funds not held in the trust account are insufficient, our sponsor, an affiliate of our sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, as described in Note 4 — Expense Advance Agreement, of the Notes to Financial Statements included in this Report. On September 13, 2015, we issued a non-interest bearing convertible promissory note in the amount of up to $500,000 (the “Note”) to DeTiger Holdings Limited. On December 1, 2015, the Note was amended to allow for an additional $400,000 to be drawn down. On February 5, 2016, the Note was further amended to allow an additional $500,000 to be drawn down. Payment on all of the Note is due on the earlier of: (i) July 6, 2016 and (ii) the date on which the Company consummates its Business Combination (as defined in the Company’s amended and restated articles and memorandum of association). Pursuant to the terms of the Note, until the maturity date, up to $1,400,000 can be drawn down in one or more installments of at least $1,000 each. On June 14, 2016, the Note was amended to allow for an additional $200,000 to be drawn down. We issued the Note in consideration for loans from the payee to fund the Company’s working capital requirements. Funds in the trust account will not be used to repay any of the Note. The Note includes an option for up to $500,000 of the principal outstanding under the Note to be convertible, in whole or in part, at the payee’s election, upon the consummation of the Business Combination. Upon such election, up to $500,000 of the principal outstanding under the Note will convert into units, at a price of $10.00 per unit. These units will be identical to the private units issued in a private placement in connection with our initial public offering. As such, each unit will be comprised of one ordinary share, one right to receive one-tenth of one ordinary share upon consummation of a Business Combination, and one warrant to purchase one-half of an ordinary share at an exercise price of $12.00 per full share.

The Company had drawn down all of the $1,600,000 as of June 15, 2016. If we are required to seek additional capital, we will need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. None of the sponsors, shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, we may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of June 20, 2016, we have a total of approximately $252,000 available ($141,000 cash in bank and $111,000 in interest earned from the trust held by Continental Stock Transfer & Trust Company acting as trustee). Further, we have approximately $60,000 in payables and $45,000 of accrued expenses, both payable before a business combination, and we expect to incur an additional $120,000 in expenses to complete the business combination before July 6, 2016. Therefore, there should be sufficient cash resources to complete the business combination, assuming it proceeds according to the planned timetable and there are no significant unforeseen costs or claims. There are an estimated $450,000 of payables and contingent expenses which are deferred and are not payable unless there is a closing of a business combination.

If we were unable to complete the Business Combination, 100% of our outstanding public shares will be redeemed for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account (less up to $50,000 to pay dissolution costs), plus any pro rata interest earned on the funds held in the trust account and not previously released to us for our working capital requirements or necessary to pay taxes payable on such funds. Holders of rights or warrants will receive no proceeds in connection with the liquidation with respect to such rights or warrants, which will expire worthless. Further, holders of the founder shares, private units and sponsor warrants will not participate in any redemption distribution with respect to their founder shares, private shares, private rights, private warrants or sponsor warrants.

Additionally in such circumstance we may not have sufficient funds to pay or provide for all creditors’ claims (including the sponsor loans). Although we have entered into valid and enforceable agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account with third parties, including vendors and other entities we have engaged, but excluding our independent registered public accounting firm and US GAAP reporting consultants, there is no guarantee that the third parties would not challenge the enforceability of these waivers and bring claims against the trust account for monies owed to them. In the situation that any such legal challenges were to be successful, the actual redemption price may be less than the currently estimated $10.26 per share.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2016, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2016, we were not subject to any market or interest rate risk.

Following the consummation of the our initial public offering, the net proceeds held in the trust account were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less with Continental Stock Transfer & Trust Company acting as trustee. In March 2016, in order to comply with the shareholders’ request upon future redemption, the Company decided to invest the fund on escrow account maintained by Continental Stock Transfer & Trust Company in US Money market fund with no maturity date, which would allow the Company to liquidate the fund at the Company’s discretion at any time. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The net proceeds not held in the trust account are held in US Dollars and Hong Kong Dollars as cash deposits in a bank in Hong Kong SAR.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO concluded that the Company has a material weakness in its internal control over financial reporting as of March 31, 2016 relating to its inability to sufficiently draft complete and accurate financial statements in accordance with Generally Accepted Accounting Principles (United States) (US GAAP) and the related rules and regulations adopted by the U.S. Securities and Exchange Commission (SEC) and the Public Company Accounting Oversight Board (PCAOB). Our disclosure controls and procedures were not effective and require improvement to reach a reasonable assurance level and, accordingly, provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

Our management, with oversight from our audit committee, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. In designing and evaluating internal controls, management recognizes that any internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of control systems must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, including our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based upon the updated framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 and updated in May 2013. Based on this assessment, our management concluded that, as of March 31, 2016, there is a material weakness in our internal control over financial reporting. Specifically, the Company has a material weakness in its internal control over financial reporting as of March 31, 2016 relating to its inability to sufficiently draft complete and accurate financial statements in accordance with Generally Accepted Accounting Principles (United States) (US GAAP) and the related rules and regulations adopted by the U.S. Securities and Exchange Commission (SEC) and Public Company Accounting Oversight Board (PCAOB).

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting for the fiscal year ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Emily Chui-Hung Tong	62	Chairwoman
Stephen N. Cannon	48	President/CEO/Director
Haibin Wang	49	Director
Hai Wang	39	Director
Jason Kon Man Wong	52	Director

Ms. Emily Tong, 62, has been our Chairwoman since June 2014. Ms. Tong served as the President of Method Investments & Advisory, LLC in New York from January 2012 to December 2014. She was the Managing Director of Kildare Capital, Inc. from June 2010 to June 2011. She was the co-founder and President of EastGate Securities, LLC from 2008 to March 2010. During her tenure with Method, Kildare and EastGate Securities, all of which are U.S. securities firms, Ms. Tong was responsible for those firms’ China related transactions. In addition, Ms. Tong was the co-founder and President of EastGate Financial, Inc. (from 2006 to December 2013) and was the co-founder and President of The Jade Cricket Company Inc. (from 1993 to 2006), both of which were U.S. financial advisory firms specializing in China related transactions. She holds Series 7, 24, 63, 79, and 99 licenses. In the 1990’s, Ms. Tong was the co-founder and President of a joint venture between The Jade Cricket Company, Inc. and Lenovo Computers, a Chinese multinational computer technology company with headquarters in China and United States. Ms. Tong worked for IBM, an American multinational technology and consulting corporation, between 1978 and 1993. Her last position at IBM was in its Wall Street office leading its sales and marketing efforts from 1988 to 1993. Ms. Tong graduated from the University of Illinois at Urbana-Champaign with a Master degree in Computer Science and from Hunter College, City University of New York, with a Bachelor’s degree in Computer Science. We believe Ms. Tong is well-qualified to serve as a member of the board due to her in-depth knowledge and experience in the U.S. and China capital markets and her experience in the field of financial services in the U.S. for over 20 years.

Mr. Stephen N. Cannon, 48, has been our President, CEO and director since June 2014. Since April 2010, Mr. Cannon has been a Partner and Head of China for RedBridge Group Ltd, a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments, and since June 2009, Mr. Cannon has been a senior advisor at Ackrell & Co, a U.S. broker-dealer. From 2007 until April 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC. Mr. Cannon was a co-founder, initial CFO and director, and then VP of Acquisitions, for the SPAC. In addition to having responsibility for the formation and IPO process of the SPAC, Mr. Cannon identified the SPAC’s ultimate acquisition target (SGOCO Group Limited (NASD: SGOC) and negotiated a transaction with that company. In addition, in 2008, Mr. Cannon was a co-founder and CFO of Ruslan Acquisition Corp, a Russia-focused SPAC that filed a $300 million IPO with Euronext regulators that was never funded due to market conditions. The committed underwriters of the offering, Credit Suisse & Morgan Stanley postponed the offering as a result of the global financial crisis. From 2005 until 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht & Co. In addition to founding and heading the firm’s Shanghai office, he had overall responsibility for corporate finance transactions for Asian clients. During his tenure, WR Hambrecht& Co grew to be one of the most active U.S.-based investment banks of U.S. public offerings for private Chinese middle market companies. Through a combination of underwriting IPOs, providing M&A advisory services, and fairness opinions, the firm was involved with a significant portion of the Chinese-focused SPACs consummated during this period. Prior to WR Hambrecht & Co, Mr. Cannon worked at the following investment banking firms: Ackrell & Co (2003-2005); ABN-Amro Securities (2000-2002); Donaldson Lufkin & Jenrette (1994-2000); Smith Barney (1993-1994); and Salomon Brothers (1991-1993). Mr. Cannon’s career has spanned several industry and product groups, including M&A, public equity and debt, private equity and debt, high yield financings, leveraged buy-outs and restructurings. He holds Series 7, 63, and 24 licenses with FINRA. Mr. Cannon graduated from the University of Notre Dame with a Bachelor’s degree in Mechanical Engineering and a Bachelor’s degree in Economics. We believe Mr. Cannon is well-qualified to serve as a member of the board due to his in depth knowledge and experience in the U.S. and-China capital markets and his prior experience with SPACs.

Mr. Haibin Wang, 49, has been one of our independent directors since our initial public offering. Mr. Wang is the founder of San Glory International Hotel, Beijing, and has been its Director and the majority shareholder since May 2009. San Glory International Hotel is a four-star business hotel located in Daxing District, Beijing. He has also served as the Executive Director of the Star Group, China, since 2005. The Star Group is a conglomerate engaged in businesses involving hotels, golf courses, real estate developments, direct investments, fund management, and manufacturing. The Star Group has 11 subsidiaries and over 1,600 employees. One of its subsidiaries, Xing Pai Sports Goods Co. Ltd., is the largest billiard table manufacturer in China and the official table supplier to ‘World Snooker’. He has also served as the General Manager of the Star Group Investment Holdings Limited since 2005. Star Group Investment Holdings Limited is a direct investment company that focuses on financial and mining sectors in China. From August 2009 to August 2010, he was an independent non-executive Director of Bo Ying Investment Co., Ltd. headquartered in Hubei, China, which is a public company (SZSE: 000760) listed on the Shenzhen Stock Exchange, China. From 2006 to 2008, he served as Chairman of the Investment Committee of CITIC Star Group Fund, a China-based investment company. From 2003 to 2005, Mr. Wang founded Beijing Day Skandia Technology Co, a company engaged in the distribution of electronic tax machines, certified by the Beijing tax authority. Between 1999 and 2005, he founded several tax accounting firms, including: Beijing Sino CTA Firm, Beijing Capital CTA Firm, Beijing China Water Valuation Firm, and Beijing Guang Zhang CTA Firm. Among those firms, the Beijing Sino CTA Firm merged with Unitax Certified Tax Agent Co. Ltd. in 2009, which has become one of the largest tax accounting firms in China with over one thousand employees. He was a tax officer in the Beijing Tax Bureau of China from 1994 to 1999. He has been a Certified Tax Accountant of China since 2002. We believe Mr. Wang is well-qualified to serve as a member of the board due to his entrepreneurship and his financial expertise as a Certified Tax Accountant (CTA).

Mr. Hai Wang, 39, has been one of our independent directors since our initial public offering. Mr. Wang founded Top (HK) Investment & Development Ltd. in September 2009. Mr. Wang has been the Company’s Executive Director and led all of its investments since its inception. The company manages a private equity fund focused on emerging market sectors involving the online business, online video and online gaming, green energy, and financial industry sectors. From April 2008 to June 2009, Mr. Wang was the Chief Operating Officer of MTV China, one of the largest subsidiaries of MTV, the world’s largest music television network and owned by Viacom. Mr. Wang was responsible for MTV China’s overall operations, as well as Viacom’s investments and M&A activities in China. From November 2006 to March 2008, Mr. Wang was the Senior Vice President of PPLIVE, one of the largest point-to-point (P2P) technology based online video companies in China with over 90 million users globally and over 700 distribution channels featuring movies, TV drama, sports, and cartoon, which founded in 2005. From September 2005 to October 2006, Mr. Wang was the Head of Strategy and Investment Development of BESTV in China. From September 2003 to March 2005, he was the Director of Digital Media Investment, Family Fund of Bertalsmann, Austria, a joint venture company of Bertalsmann and Orf in Austria specialized in investing, promoting, and operating digital media, interactive media and mobile TV. From December 1997 to September 2001, he worked as a producer for Zhejiang Television Station, Hangzhou, China. Mr. Wang graduated from the Peking (Beijing) University with an Executive Master of Business Administration degree, from the University of ART Linz, Austria with a Master degree in Business Administration and Director of Movie, and from Media College of Zhejiang in China with a Bachelor’s degree. We believe Mr. Wang is well-qualified to serve as a member of the board due to his wide range of experience in investing, managing, and assisting Chinese companies with their offshore IPOs.

Mr. Jason Kon Man Wong, 52, has been one of our independent directors since our initial public offering, and serves as the chairman of our audit committee. Mr. Wong has served as a member of the board of directors of Whiz Partners Asia Ltd., an investment advisory company focused on assisting Japanese companies expand their business operations in Asia, since April 2013. He has also served as a member of the board of directors of Fortune Capital Group Ltd., an investment company, since 2000. Mr. Wong has been an independent and Non-Executive Director of Group Sense International Limited (HKSE: 601), a manufacturer of electronic dictionaries and other handheld information devices, since 2004. He has been the independent and Non-Executive Director and Chairman of Audit Committee of Neo-Neon Holdings Limited (HKSE: 1868), a decorative lighting company based in Hong Kong since November 2011. From May 2010 to November 2013, Mr. Wong was the Independent and Non-Executive director and Chairman of the Audit Committee of Polyard Petroleum International Group Limited (Hong Kong Stock Exchange Listed: 8011.hk), which mainly engages in the exploration, development and production of oil and gas, provision of professional technical services, and trading of petroleum-related products. From July 2009 to December 2011, he was the Independent Director and Chairman of Audit Committee of China Shen Zhou Mining & Resources, Inc. (American Stock Exchange Listed: SHZ). Prior to that, he was a financial consultant of Transpac Capital Limited, one of the largest and oldest private equity funds and venture capital funds in Asia, from 1993 to 2000. From 1992 to 1993, Mr. Wong was an auditor for Ernst & Young CPA, Hong Kong and was an auditor for Clay & Co. in the USA from 1989 to 1992. He has been a member of AICPA and HKICPA since 1992 and 1993, respectively. Mr. Wong graduated from the University of Hawaii at Manoa with a Bachelor’s degree in Accounting. We believe Mr. Wong is well-qualified to serve as a member of the board due to his listed company experience and experience as a fund manager, investment adviser as well as a member of American Institute of CPA (AICPA).

Advisor to Board

Vincent Ng, Chief Executive Officer of our sponsor, has served as an advisor to the board of directors. In that capacity, and as a representative of our sponsor, he has assisted the board in identifying potential acquisition targets and participating in due diligence and negotiations with acquisition targets, including the Business Combination involving China Lending Group. Mr. Ng, age 57, has extensive experience in corporate financing, mergers, and acquisitions (“M&A”), especially with regard to enterprises in the PRC. He has served as the Chief Executive Officer of DeTiger Capital Holdings Ltd. since 2014 and the Chief Executive Officer of DeTiger Holdings Limited, the Company’s sponsor, since 2015. Prior to that, Mr. Ng founded VMG Management Ltd., a company specializing in corporate restructuring and M&A of enterprises in China and served as the Chief Executive Officer of VMG Management since 2008. Mr. Ng has also held executive positions at several companies. He served as the Chief Executive Officer of VMG International Ltd., a Hong Kong-based consulting company specializing in corporate restructuring and M&A of PRC entities. From 2001 to 2010, he was the Chief Executive Officer of Pearltek Ltd., a Hong Kong — based company specializing in direct investment and real estate development in the PRC. Prior to that, Mr. Ng founded APAC Energy Holdings Ltd. in 1995, a company that specialized in infrastructure M&A in the PRC. He served as the Chief Executive Officer of this company until 2001. In addition, Mr. Ng has been operating a consortium consisting of various interests including direct investment in a flour mill, electronics factory and a real estate company in Hong Kong and the PRC. Mr. Ng holds a Bachelor’s of Business Administration from Simon Fraser University of British Columbia, Canada. Mr. Ng is brother to Winnie Ng, sole director and shareholder of our sponsor.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. On March 31, 2016, we held a special meeting of shareholders in lieu of an annual meeting, at which Hai Wang was re-elected to serve in the first class of directors for a term of three years, until our 2019 annual meeting of shareholders. The term of office of the second class of directors, consisting of Jason Kon Man Wong and Haibin Wang, will expire at our 2017 annual meeting. The term of office of the third class of directors, consisting of Emily Chui-Hung Tong and Stephen N. Cannon, will expire at our 2018 annual meeting.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our charter as it deems appropriate. Our charter provides that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, one or more vice-presidents, secretaries and treasurers and such other offices as may be determined by the board of directors. However, at the closing of the Business Combination our board and officers will change as described in the section entitled “Management After the Business Combination” in the Proxy Statement.

Board of Directors and Committees

Audit Committee

We have established an audit committee of the board of directors. Messrs. Jason Kon Man Wong, Hai Wang, and Haibin Wang currently serve as members of our audit committee. Mr. Jason Kon Man Wong serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Jason Kon Man Wong, Hai Wang, and Haibin Wang are independent.

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

Compensation Committee

The members of our compensation committee are Messrs. Hai Wang and Haibin Wang. Mr. Haibin Wang serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Other Board Committees

We do not have a standing nominating committee, though we intend to form a nominating and corporate governance committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our charter.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Copies of our Code of Ethics and our audit committee and compensation committee charters are available, without charge, upon request to us in writing at Room 703, 7/F., Beautiful Group Tower, 77 Connaught Road Central, Hong Kong, or by telephone at (852) 2110-0081.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished since the effective date of our initial public offering, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same, except that our sponsor did not timely file one Form 4 relating to its acquisition of securities in the private placement that closed contemporaneously with the consummation of the initial public offering.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on October 1, 2014 through March 31, 2016, we agreed to pay our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative services. Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 20, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

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

	Number of Shares		%
Name and Address of Beneficial Owners(1)
DeTiger Holdings Limited (our sponsor)(2)	1,834,134	(3)	49.95
Winnie Ng(2)	1,834,134		49.95
Stephen N. Cannon	50,000		1.36
Emily Chui-Hung Tong	50,000		1.36
Jason Kon Man Wong	25,000		*
Haibin Wang	25,000		*
Hai Wang	25,000		*
All directors and officers as a group(5 persons)	175,000		4.77

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is Room 703, 7/F., Beautiful Group Tower, 77 Connaught Road Central, Hong Kong.

(2)	The shares held by DeTiger Holdings Limited, our sponsor, are beneficially owned by Ms. Winnie Lai Ling Ng. Ms. Ng is the sole director and 100% owner of DeTiger Holdings Limited and exercises voting and dispositive power over the shares held by such entity.

(3)	In connection with a Deed of Release dated December 17, 2015 executed among the sponsor, Luck Key Limited, and Mr. Miao Yang, the sponsor undertook to transfer to Mr. Miao 380,000 of the sponsor’s ordinary shares of DT Asia at the closing of the Business Combination. Mr. Miao will be subject to the same restrictions as the other founder shares.

The table above does not include the ordinary shares underlying the sponsor warrants because these securities are not exercisable within 60 days of this Report.

Changes in Control

Pursuant to the Share Exchange Agreement, upon or before the closing of the Business Combination, we anticipate decreasing the size of our board of directors from six to five directors. All incumbent directors of DT Asia except Jason Kon Man Wong have informed us that they will resign from our board of directors upon closing of the Business Combination. Our board of directors intends to fill the vacancies left by these directors with five persons, two of whom will be required to be independent and will be nominated by DT Asia (and one of whom will be Mr. Jason Kon Man Wong, a current independent director of DT Asia) and three of whom will be nominated by Adrie (at least one of whom will be required to be independent). Also, in connection with the special meeting of shareholders to be held on July 5, 2016 to approve the Business Combination, our shareholders will be provided with the opportunity to redeem ordinary shares then held by them for cash equal to their pro rata share of the aggregate amount on deposit (as of two business days prior to the consummation of the transactions contemplated by the Share Exchange Agreement) in the trust account that holds the proceeds (less taxes payable) of our initial public offering. Furthermore, in connection with the Business Combination, the Sellers will receive equity securities in the Company, as more fully described in the Proxy Statement filed on June 21, 2016 and in the Form 8-K filed on January 13, 2016.

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

Our sponsor agreed, from the date that our securities were first listed on the Nasdaq Capital Market through March 31, 2016, to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time. We paid our sponsor $10,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide our sponsor with compensation in lieu of salary. We believe, based on rents and fees for similar services in the Hong Kong metropolitan area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

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

On September 13, 2015, we issued a non-interest bearing convertible promissory note in the amount of up to $500,000 to our sponsor. On September 14, 2015, an initial drawdown of $300,000 was funded to the Company and subsequently the remaining $200,000 was drawn down. On December 1, 2015, the Note was amended to allow for an additional $400,000 to be drawn down. On February 5, 2016, the Note was further amended to allow for an additional $500,000 to be drawn down. Payment on all of the Note is due on the earlier of: (i) July 6, 2016 and (ii) the date on which the Company consummates its Business Combination (as defined in the Company’s amended and restated articles and memorandum of association). On June 14, 2016, the Note was amended to allow for an additional $200,000 to be drawn down. As amended, until the maturity date, an aggregate of up to $1,600,000 can be drawn down on the Note in one or more installments of at least $1,000 each. The Company had drawn down a total amount of $1,600,000 as of June 15, 2016. We issued the Note in consideration for loans from the payee to fund the Company’s working capital requirements. Funds in the trust account will not be used to repay any of the Note. The Note includes an option for up to $500,000 of the principal outstanding under the Note to be convertible, in whole or in part, at the payee’s election, upon the consummation of the Business Combination. Upon such election, up to $500,000 of the principal outstanding under the Note will convert into units, at a price of $10.00 per unit. These units will be identical to the private units issued in a private placement in connection with our initial public offering. As such, each unit will be comprised of one ordinary share, one right to receive one-tenth of one ordinary share upon consummation of a Business Combination, and one warrant to purchase one-half of an ordinary share at an exercise price of $12.00 per full share.

In connection with a Deed of Release dated December 17, 2015 executed among our sponsor, Luck Key and Mr. Miao Yang, our sponsor undertook to transfer to Mr. Miao 380,000 of the sponsor’s ordinary shares of DT Asia at the closing of the Business Combination. As a permitted transferee, Mr. Miao will be subject to the same restrictions as the other founder shares, as described above.

On April 1, 2016, our sponsor deposited into the trust account approximately $96,000 (the “Contribution”), which amount was equal to $0.06 for each of the 1,604,406 public shares of the Company that were not redeemed in connection with the Extension Meeting. As a result of the Contribution and following redemption of the public shares in connection with the Extension Meeting, the pro rata portion of the funds available in the trust account for the public shares that were not redeemed increased from approximately $10.20 per share to approximately $10.26 per share.

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

Messrs. Jason Kon Man Wong, Haibin Wang and Hai Wang are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to our independent registered public accounting firm for services rendered during the period from April 8, 2014 (inception) through March 31, 2016:

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from April 8, 2014 (inception) through March 31, 2015 totaled $45,000 and for year ended March 31, 2016 totaled $131,399. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards during the period from April 8, 2014 (inception) through March 31, 2016.

Tax Fees

We did not pay UHY LLP for tax planning and tax advice for the period from April 8, 2014 (inception) through March 31, 2016.

All Other Fees

We did not pay UHY LLP for other services for the period from April 8, 2014 (inception) through March 31, 2016.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov .

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 30, 2014, between the Company and EarlyBirdCapital, Inc. as representative for the underwriters. (1)
1.2	Business Combination Marketing Agreement, dated September 30, 2014, between the Company and EarlyBirdCapital, Inc. (1)
3.1	Memorandum and Articles of Association (2)
3.2	Amended and Restated Memorandum of Association (1)
3.3	Amended and Restated Memorandum of Association (7)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Ordinary Shares Certificate (3)
4.3	Specimen Right Certificate (3)
4.4	Specimen Warrant Certificate (3)
4.5	Warrant Agreement, dated September 30, 2014, between the Company and Continental Stock Transfer & Trust Company (1)
4.6	Rights Agreement, dated September 30, 2014, between the Company and Continental Stock Transfer & Trust Company (1)
4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (3)
10.1	Letter Agreement, dated September 30, 2014, among the Company, EarlyBirdCapital, Inc. and each shareholder, director and officer of the Company (1)
10.2	Amended and Restated Investment Management Trust Agreement, dated April 1, 2016, between the Company and Continental Stock Transfer & Trust Company (7)
10.3	Administrative Services Agreement, dated September 30, 2014, between the Company and DeTiger Holdings Limited (1)
10.4	Escrow Agreement, dated September 30, 2014, among the Company, initial shareholders and Continental Stock Transfer & Trust Company (1)
10.5	Securities Purchase Agreement, dated June 5, 2014, between the Company and Emily Chui-Hung Tong (3)
10.6	Securities Purchase Agreement, dated June 5, 2014, between the Company and Stephen N. Cannon (3)

Exhibit No.	Description
10.7	Securities Purchase Agreement, dated June 8, 2014, between the Company and DeTiger Holdings Limited (3)
10.8	Unit Purchase Agreement, dated August 26, 2014, between the Registrant and DeTiger Holdings Limited (3)
10.9	Unit Purchase Agreement, dated August 26, 2014, between the Registrant and EarlyBirdCapital, Inc. (3)
10.10	Registration Rights Agreement, dated September 30, 2014, between the Company and securityholders (1)
10.11	Form of Indemnity Agreement (4)
10.12	Sponsor Warrants Purchase Agreement, dated September 22, 2014, between the Registrant and sponsor (5)
10.13	Share Exchange Agreement, dated as of January 11, 2016, by and among DT Asia Investments Limited, DeTiger Holdings Limited, in the capacity as the DT Representative thereunder, Adrie Global Holdings Limited, the shareholders of Adrie Global Holdings Limited, and Li Jingping, in the capacity as the Seller Representative thereunder (6)
10.14	Form of Registration Rights Agreement, by and among DT Asia Investments Limited, DeTiger Holdings Limited, in the capacity as the DT Representative and shareholders of Adrie Global Holdings Limited named as Investors therein (6)
10.15	Form of Lock-Up Agreement, by and among DT Asia Investments Limited, DeTiger Holdings Limited, in the capacity as the DT Representative, and shareholders of Adrie Global Holdings Limited (6)
10.16	Form of Non-Competition and Non-Solicitation Agreement, by and among certain shareholders of Adrie Global Holdings Limited and certain other associated persons and entities for the benefit of DT Asia Investments Limited, DeTiger Holdings Limited, in the capacity as the DT Representative, and Adrie Global Holdings Limited (6)
10.17	Form of Escrow Agreement, by and among DT Asia Investment Limited, Li Jingping, in the capacity as the Seller Representative, and Continental Stock Transfer & Trust Company as escrow agent (6)
10.18	Amended and Restated Convertible Promissory Note, dated June 14, 2016 (8)
14	Code of Ethics (4)
31.1*	Certification of the Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 6, 2014.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on July 1, 2014.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on August 27, 2014.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on September 11, 2014.
(5)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on September 23, 2014.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 13, 2016.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 5, 2016.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on June 14, 2016.

DT Asia Investments Limited

INDEX TO FINANCIAL STATEMENTS

Page
DT ASIA INVESTMENTS LIMITED

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of March 31, 2016 and 2015	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DT Asia Investments Limited

We have audited the accompanying balance sheets of DT Asia Investments Limited (the “Company”) as of March 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2016 and the period from April 8, 2014 to March 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of DT Asia Investments Limited as of March 31, 2016 and March 31, 2015, and the results of its operations and its cash flows for the year ended March 31, 2016 and the period from April 8, 2014 to March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as of March 31, 2016 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

June 7, 2016, except for Note 8 which is as of June 29, 2016
New York, New York

DT ASIA INVESTMENTS LIMITED

BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$53,115	$224,629
Cash and cash equivalents held in trust account	70,091,214	—
Other current assets	73,233	70,366
Total Current Assets	70,217,562	294,995
Non-current Assets
Cash and investments held in trust account	—	69,984,444
Total Assets	$70,217,562	$70,279,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$96,671	$20,769
Amounts due to related parties	17,482	—
Redeemed Ordinary shares payable	53,607,701	—
Convertible promissory note – related party	500,000	—
Promissory note – related party	687,989	—
Deferred legal fees	100,000	100,000
Total Current Liabilities	55,009,843	120,769
Total Liabilities	55,009,843	120,769

Commitments and Contingencies
Ordinary Shares, no par value; subject to possible redemption; 1,000,756 and 6,388,104 shares (at redemption value of $10.20 per share) at March 31, 2016 and 2015 respectively	10,207,711	65,158,661

Stockholders’ Equity:
Preferred Shares, no par value, unlimited shares authorized, no shares issued and outstanding	—	—
Ordinary Shares, no par value; unlimited shares authorized; 2,670,918 and 2,539,227 shares issued and outstanding (excluding 1,000,756 and 6,388,104 shares at March 31, 2016 and 2015 respectively subject to possible redemption) at March 31, 2016 and 2015 respectively	—	—
Additional paid-in capital	6,590,114	5,246,866
Accumulated deficit	(1,590,106)	(246,857)
Total Stockholders’ Equity	5,000,008	5,000,009
Total Liabilities and Stockholders’ Equity	$70,217,562	$70,279,439

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2016	For the period from April 8, 2014 to March 31, 2015
Formation costs	$—	$(2,128)
General and administrative expenses	(1,450,019)	(256,531)
Total operating expenses	(1,450,019)	(258,659)
Other income
Interest income	106,770	11,802
Total other income	106,770	11,802
Net loss	$(1,343,249)	$(246,857)
Comprehensive loss	$(1,343,249)	$(246,857)

Basic and diluted weighted average shares outstanding	8,927,331	4,881,097
Basic and diluted net loss per share	$(0.15)	$(0.05)

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From April 8, 2014 (inception) to March 31, 2016

	Ordinary shares		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Sale of ordinary shares to the Founders on June 6, 2014 at approximately $0.0145 per share	1,725,000	$—	$25,000	$—	$25,000
Sale of 6,000,000 Units on October 6, 2014 through public offering net of underwriter’s discount and offering expenses (including 5,555,102 shares subject to possible redemption)	6,000,000	—	57,228,262	—	57,228,262
Reclassification of shares subject to possible redemption at redemption value on October 6, 2014	(5,555,102)	—	(56,662,040)	—	(56,662,040)
Sale of Private Placement Units on October 6, 2014	320,000	—	3,200,000	—	3,200,000
Sale of Sponsor warrants on October 6, 2014	—	—	900,000	—	900,000
Sale of Over-Allotment units to underwriter on October 14, 2014	860,063	—	8,600,630	—	8,600,630
Sale of Private Placement Units on October 14, 2014	32,253	—	322,530	—	322,530
Sale of Sponsor warrants on October 14, 2014	—	—	129,004	—	129,004
Proceed from sale of underwriter’s unit purchase option	—	—	100	—	100
Forfeiture of Founder shares in connection with the underwriter’s election to not exercise their over-allotment option	(9,985)	—	—	—	—
Change in shares subject to possible redemption to 6,388,104 shares on March 31, 2015	(833,002)	—	(8,496,620)	—	(8,496,620)
Net loss	—	—	—	(246,857)	(246,857)
Balance as of March 31, 2015	2,539,227	$—	$5,246,866	$(246,857)	$5,000,009
Change in shares subject to possible redemption to 1,000,756 shares on March 31, 2016 (5,255,657 shares were redeemed on March 31, 2016)	131,691	—	1,343,248	—	1,343,248
Net loss	—	—	—	(1,343,249)	(1,343,249)
Balance as of March 31, 2016	2,670,918	$—	$6,590,114	$(1,590,106)	$5,000,008

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2016	For the period from April 8, 2014 to March 31, 2015
Operating Activities
Net loss	$(1,343,249)	$(246,857)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(106,770)	(11,802)
Changes in current assets and current liabilities:
Changes in other current assets	(2,867)	(70,366)
Changes in accrued expense & accounts payable	75,901	20,769
Changes in amount due to related parties	17,482	—
Net cash used in operating activities	(1,359,503)	(308,256)

Investing Activities
Restricted cash	—	—
Proceeds deposited in Trust Account	—	(69,972,643)
Purchases of investments held in Trust Account	(210,065,894)	—
Proceeds from maturity of investments held in Trust Account	210,065,894	—
Net cash used in investing activities	—	(69,972,643)

Financing Activities
Proceeds from sale of ordinary shares to initial shareholders	—	1,450
Proceeds from sale of ordinary shares to Sponsor	—	23,550
Proceeds from initial public offering, net of $2,229,250 commissions	—	66,371,110
Proceeds from purchase of underwriters’ purchase option	—	100
Proceeds from convertible promissory note – related party	500,000	—
Proceeds from promissory note – related party	687,989	—
Proceeds from advance payable to Sponsor	—	175,000
Repayment of advance payable to Sponsor	—	(175,000)
Proceeds from private placements to Sponsor	—	4,220,196
Proceeds from private placements to EBC	—	331,340
Payment of offering costs		(442,218)
Net cash provided by financing activities	1,187,989	70,505,528

Net (decrease) increase in cash and cash equivalents	(171,514)	224,629
Cash and cash equivalents, beginning	224,629	—
Cash and cash equivalents, ending	$53,115	$224,629

Supplemental schedule of non-cash financing activities
Increase in deferred legal fees	$—	$100,000
Redeemed Ordinary shares payable	$53,607,701	—

The accompanying notes are an integral part of these financial statements.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 1 — Organization and Business Operations

Organization and General

DT Asia Investments Limited (the “Company”, “we”, “us” and “our”) is a newly organized blank check company incorporated on April 8, 2014, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “Initial Business Combination”). The Company has selected March 31 as its fiscal year end and tax year end. On January 11, 2016, the Company entered into the merger agreement with the shareholders of Adrie Global Holdings Limited (“Adrie”), a British Virgin Islands company, was previously disclosed in a Current Report on Form 8-K filed on January 13, 2016. Pursuant to the Share Exchange Agreement, the Company will effect an acquisition of Adrie and its subsidiaries and variable interest entity by acquiring from the shareholders of Adrie, all outstanding interests of Adrie for a purchase price of $200 million. In exchange for all of the shares of Adrie, the Company will issue 20 million ordinary shares, with 8 million of such shares (the “Escrow Shares”) being held in escrow and subject to forfeiture (1) should the post-combination company fail after the closing to meet certain minimum financial performance targets or (2) as a result of indemnification claims by DT Asia Investments Limited. One-third of the Escrow Shares shall be released upon the post-combination company obtaining certain specified adjusted consolidated net income targets in each of the calendar years 2016, 2017 and 2018.

The transaction will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Adrie will have effective control of the post-combination company.

The obligation of the parties to complete the transaction is subject to the fulfillment of certain, customary closing conditions, including the approval of the Share Exchange Agreement by a majority of the shareholders of the Company; the receipt of required regulatory approval and consents; upon the closing, the Company has at least $5,000,001 in net tangible assets; the execution of a registration rights agreement and lock-up, non-competition, non-solicitation agreements; The fonder shareholder are agreed that they will not redeem their shares and keep the net tangible assets at least $5,000,001. All public shareholders (currently 1,604,406 shares) have the option to redeem their shares at $10.20 per share as of March 31, 2016, at closing of the business combination and if there is no additional funding raised at business combination, such as Private Investment in Public Equity, “PIPE”. However, the Company would need 603,650 shares held by public shareholders not to be redeemed in order to pay off the professional fees, sponsor loan and underwriter advisor fee and to meet the SEC requirement for SPAC business combination which requires the net tangible assets with not less than $5,000,001 as of March 31, 2016.

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

Contained in the underwriting agreement for the Public Offering was an overallotment option allowing the underwriters to purchase from the Company up to an additional 900,000 Units (the “Over-Allotment Units”) (as described in Note 3 — Public Offering), and in addition, the Company received a commitment from the Sponsor and EBC to purchase additional Private Units and Sponsor Warrants in order to maintain the amount of cash in the Trust Account equal to $10.20 per Public Share. The underwriters exercised the option in part, on October 14, 2014, and purchased 860,063 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $8,600,630 before deduction of underwriter fees of $279,520.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 1 — Organization and Business Operations (cont.)

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

The remaining proceeds in the amount of approximately $493,000 (not held in the Trust Account) were available to be used for paying business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses (as of March 31, 2016 the amount not held in the Trust Account was $53,115, which was the remaining proceeds of the loan from our Sponsor). In addition, interest earned on the funds held in the Trust Account (after payment of taxes owed on such interest income) may be released to the Company to fund its working capital requirements in searching for an Initial Business Combination and to pay its tax obligations. On March 2, 2016, the cash held in HSBC bank account in the amount of $53,115 was temporarily suspended due to a periodic compliance review by the bank. As of March 31, 2016, the bank account was temporarily suspended. On May 18, 2016, after the Company provided required documentations to the bank to conclude the review, the bank account was unfrozen.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 1 — Organization and Business Operations (cont.)

Initial Business Combination

On January 11, 2016, the Company entered into the merger agreement with the shareholders of Adrie Global Holdings Limited (“Adrie”), a British Virgin Islands company, was previously disclosed in a Current Report on Form 8-K filed on January 13, 2016. Pursuant to the Share Exchange Agreement, the Company will effect an acquisition of Adrie and its subsidiaries and variable interest entity by acquiring from the shareholders of Adrie, all outstanding interests of Adrie for a purchase price of $200 million. In exchange for all of the shares of Adrie, the Company will issue 20 million ordinary shares, with 8 million of such shares (the “Escrow Shares”) being held in escrow and subject to forfeiture (1) should the post-combination company fail after the closing to meet certain minimum financial performance targets or (2) as a result of indemnification claims by DT Asia Investments Limited. One-third of the Escrow Shares shall be released upon the post-combination company obtaining certain specified adjusted consolidated net income targets in each of the calendar years 2016, 2017 and 2018.

The transaction will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Adrie will have effective control of the post-combination company.

The obligation of the parties to complete the transaction is subject to the fulfillment of certain, customary closing conditions, including the approval of the Share Exchange Agreement by a majority of the shareholders of the Company; the receipt of required regulatory approval and consents; upon the closing, the Company has at least $5,000,001 in net tangible assets; the execution of a registration rights agreement and lock-up, non-competition, non-solicitation agreements; and the sale of at least 12 million of the Company’s Series A preferred stock in a private placement to certain investors. However, this private placement may be waived by mutual agreement of the parties. As of June 7, 2016, we have received signed subscription agreements for an aggregate subscription amount of $11,520,000 for the Series A preferred stock. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, the Private Units and the Sponsor Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating an Initial Business Combination. Although the Company is not limited to a particular geographic region, the Company intends to focus on operating businesses with primary operations in Asia (with an emphasis in China). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide Public Shareholders with the opportunity to redeem their Units for a pro rata share of the Trust Account. On March 31, 2016, 5,255,657 shares were redeemed by the discretion of the Public Shareholders.

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

With respect to an Initial Business Combination which is consummated, any Public Shareholder can demand that the Company redeem his or her Units.

●	If the Company holds a shareholder vote to approve an Initial Business Combination, any Public Shareholder seeking redemption will have his or her Unit redeemed for a full pro rata portion of the Trust Account (initially expected to be $10.20 per share net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements.

●	If the Company commences a tender offer in connection with an Initial Business Combination, Public Shareholders seeking redemption will have his or her Units redeemed for a pro rata portion of the Trust Account (initially expected to be $10.20 per share) net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 1 — Organization and Business Operations (cont.)

The Company’s Memorandum and Articles of Association were amended prior to the consummation of the Public Offering to provide that if the Company is unable to complete an Initial Business Combination within 21 months from the closing of the Public Offering July 6, 2016, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of ordinary shares and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law. As of March 31, 2016, 5,255,657 shares have been redeemed but liability has not yet been paid as of March 31, 2016. The redeemed Ordinary shares payable as of March 31, 2016 is $53,607,701.

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

Liquidity and Going Concern

As of March 31, 2016, the Company had $53,115 in cash and a working capital of approximately $15.2 million which included in this calculation is approximately $70.1 million held in the Trust Account restricted for an Initial Business Combination or to convert its ordinary shares. As of March 31, 2016, none of the amount on deposit in the Trust Account was available to be withdrawn as described above. On March 2, 2016, the cash held in the HSBC bank account was temporarily suspended due to a periodic compliance review from the bank. The Company is providing required documentations to the bank to conclude the review. As of March 31, 2016, the bank account was temporarily suspended. The sponsor is responsible to provide the working capital to the Company during the period when the bank account was temporarily suspended. On May 18, 2016, after the Company provided required documentations to the bank to conclude the review, the bank account was unfrozen.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 1 — Organization and Business Operations (cont.)

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

On March 31, 2016, the Company held a special meeting in lieu of an annual meeting of shareholders (the “Meeting”) to approve the following items related to the business combination and the fund in trust management: (i) an amendment to the Company’s memorandum and articles of association extending the date by which the Company must consummate its initial business combination and the date for cessation of operations of the Company if the Company has not completed an initial business combination from April 6, 2016 to July 6, 2016 (the “Extension Amendment”), (ii) an amendment to the Investment Management Trust Agreement (as amended, the “Amended and Restated Trust Agreement”) between the Company and Continental extending the date on which to commence liquidation of the trust account (the “Trust Account”) established in connection with the Company’s initial public offering in accordance with the Amended and Restated Trust Agreement to July 6, 2016 (the “Trust Amendment”).

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 2 — Significant Accounting Policies (cont.)

Foreign Currency Translation

The Company’s reporting currency is the United States (“U.S.”) dollar. Although the Company maintains a cash account with a bank in Hong Kong, denominated in U.S. dollars, its expenditures to date have been primarily, and are expected to continue to be, denominated in U.S. dollars. Accordingly, the Company has designated its functional currency as the U.S. dollar.

In accordance with ASC 830, “Foreign Currency Translation”, foreign currency balance sheets, if any, will be translated using the exchange rates as of the balance sheet date, and revenue and expense amounts in the statements of operations are translated at the transaction date or the average exchange rate for each period. The resulting foreign currency translation adjustments are recognized into the balance sheet as accumulated other comprehensive income/(loss) within shareholders’ equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur. For the periods presented, there were no local currency financial statements and, therefore, no such gains or losses and translation adjustments.

Development Stage Company

The Company complies with the reporting requirements of the FASB ASC 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On March 31, 2016, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through March 31, 2016 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts and money market fund in a financial institution, which at times, may exceed the U.S. Federal depository insurance coverage of $250,000, or other limits of protection if held in financial institutions outside of the U.S., such as Government securities coverage of HK$500,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents Held in Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 2 — Significant Accounting Policies (cont.)

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. As of March 31 2016, the Company has sold its investment in held-to-maturity securities and invested in money market fund.

As of March 31, 2015, cash held in trust account consists of investment in Treasury bill and interests generated from it with restriction less than one year. As of March 31, 2015, the cash held in trust account is $69,984,444, which is held for public shareholders who have the rights to redeem ordinary shares upon business combination. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity.

As of March 31 2016, cash held in trust account consists of investment in money markets and interests from Treasury bill with restriction less than one year. As of March 31, 2016, the cash held in trust account is $70,091,214, which is held for public shareholders who have the rights to redeem ordinary shares upon business combination. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity.

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

The fair value of the Company’s cash and cash equivalents held in trust account regarding the ordinary shares subject to possible redemption which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, redeemed Ordinary shares payable and commitment and contingencies, due to sponsor and directors, deferred legal fee, convertible note, promissory note and cash held in trust are estimated to approximate the carrying values as of March 31, 2016 due to the short term maturities of such instruments.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 2 — Significant Accounting Policies (cont.)

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31 2016 and 2015 respectively, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	March 31, 2016	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account*	$70,091,214	$70,091,214	$—	$—

Description	March 31, 2015	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$69,983,829	$69,983,829	$—	$—

 ____________

*         included in cash and investments held in trust account on the Company’s balance sheet.

At business combination, DT Asia ordinary share public shareholders have the right to redeem their ordinary shares at $10.20 per share. To Comply with the shareholders’ request upon future redemption, the Company selected to invest in US Money market fund with no maturity date, which the Company could liquidate the fund at the Company’s discretion at any time.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Redeemable Ordinary Shares

As discussed in Note 3, all of the 6,860,063 ordinary shares sold as part of the units in the Public Offering and Over-Allotment exercise contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. However, the Company will consummate an Initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares are voted in favor of the business combination. As a result of this requirement for the Company to maintain at least $5,000,001 of net tangible assets, the amount of the security to be classified outside of permanent equity is limited. As of March 31, 2016 and 2015, the number of Ordinary Shares classified outside of permanent equity was limited to 1,000,756 and 6,388,104 respectively. The redemption price is $10.20 per share, the redeemable ordinary shares are valued to their maximum redemption amount at the balance sheet date. As of March 31 2016 and 2015, the value of redeemable ordinary shares is 10,207,711 and 65,158,661 respectively.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 2 — Significant Accounting Policies (cont.)

The following table presents the movement for the redeemable ordinary shares account for the period from April 8, 2014 to March 31, 2016:

No. of redeemable ordinary shares outstanding
Balance as of April 8, 2014	—
Reclassification of shares subject to possible redemption at redemption value on October 6, 2014	5,555,102
Change in shares subject to possible redemption to 6,388,104 shares on March 31, 2015	833,002
Balance as of March 31, 2015	6,388,104
Change in shares subject to possible redemption to 6,256,413 shares on March 31, 2016	(131,691)
5,255,657 shares were redeemed on March 31, 2016	(5,255,657)
Balance as of March 31, 2016	1,000,756

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 8, 2014, the evaluation was performed for the tax years ended March 31, 2016 and 2015 which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company is incorporated under the BVI Business Companies Act, 2004 (No. 16 of 2004) and is exempted from BVI taxes.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 2 — Significant Accounting Policies (cont.)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15 during the period for guiding company’s management to evaluate the company’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update is effective for us beginning in the period ended December 31, 2016. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 3 — Public Offering

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

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 3 — Public Offering(cont.)

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

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 4 — Related Party Transactions

Private Placement — Founders

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

Private Placements — Concurrent with Public Offering & Over-Allotment Exercise

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

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 4 — Related Party Transactions (cont.)

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

Expense Advance Agreement and Convertible Promissory Note and Due to related party

All expenses incurred by the Company prior to an Initial Business Combination may be paid only from the net proceeds of the Public Offering and related private placements not held in the Trust Account.

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of an business combination into additional Insider Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 ordinary shares if $500,000 of notes were so converted since the 50,000 rights would result in the issuance of 5,000 ordinary shares upon the closing of an Initial Business Combination as well as 50,000 warrants to purchase 25,000 shares at an exercise price of $12.00 per share). Under ASC 470-20-35, the impact from such contingency would not be recognized until the contingency is resolved. Therefore, there would be no accounting impact on the date that the convertible promissory note was issued. The Company’s shareholders have approved the issuance of the ordinary shares upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of an Initial Business Combination. If we do not complete an Initial Business Combination, the loans will only be repaid with funds not held in the Trust Account, to the extent available.

On September 13, 2015, the Company issued a non-interest bearing convertible promissory note in the amount of up to $500,000 (the “Note”) to the Sponsor. Payment on all of the Note is due on the earlier of: (i) July 6, 2016 (Further amended on May 27, 2016) and (ii) the date on which the Company consummates its Initial Business Combination. and will be repaid prior to amount due to remaining shareholders. Its liability shall be unconditional, without regard to the liability of any other party, and shall not be affected in any manner by any indulgence, extension of time, renewal, waiver or modification granted or consented to by Payee. Pursuant to the terms of the Note, until the maturity date, up to $500,000 can be drawn down in one or more installments of at least $1,000 each. On December 1, 2015, the promissory note was amended to allow for an additional $400,000 to be drawn down. On February 5, 2016, the promissory note was amended to allow for an additional $500,000 to be drawn down. The total amount can be drawn down as of March 31, 2016 is $1,400,000 and the actual drawn down is $1,187,989. As of March 31, 2016 and 2015, the balance for the convertible promissory note with related party is $500,000 and $0, respectively, and promissory note with related party is $687,989 and $0, respectively. As of March 31, 2016, the amount due to related party which includes director and sponsor is $17,482.

Payment of Company Expense by the Sponsor

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor and recognized on the Company’s financial statement in the same period of the payments. In connection with the Company’s planned business combination, announced on January 11, 2016, the Sponsor entered into an agreement in October 2014 with a party (the “Finder”) which later introduced Adrie to the Company. Such agreement was subsequently reaffirmed in December 2015 by the Sponsor, at which time the Sponsor committed to transfer 380,000 of its Founder Shares to the Finder at the closing of the business combination in return for its services under the October 2014 agreement. If such payment is determined to be predominately for the benefit of the Company, then the value of the shares transferred should be reflected as an expense with a corresponding credit to additional paid-in-capital at the date of share transfer.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 4 — Related Party Transactions (cont.)

Administrative Service Agreement

The Company agreed to pay an aggregate of $10,000 a month for office space and general and administrative services to the Sponsor commencing on October 1, 2014 and will terminate upon the earlier of: (i) the consummation of an Initial Business Combination; or (ii) the liquidation of the Company. For the periods ended March 31, 2016 and 2015, the Company paid an aggregate of $120,000 and $60,000 respectively under the Administrative Services Agreement.

Note 5 — Cash and Investment held in Trust Account

As of March 31, 2016, investment in the Company’s Trust Account consisted of $69,979,963 in United States Money Market and $111,251 in cash held in trust account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. As of March 31 2015, the held-to-maturity securities is $69,983,829. In March 2016, to comply with the shareholders’ request upon future redemption, the Company decided to invest in US Money market fund with no maturity date, which would allow the Company could liquidate the fund at the Company’s discretion at any time. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity. As of March 31, 2016, cash and cash equivalents held in trust account is $69,979,963. The carrying value, excluding gross unrealized holding gain and fair value of held to maturity securities on March 31, 2016 and 2015 respectively are as follows:

	Carrying Value as of March 31, 2016	Gross Unrealized Holding Gain	Fair Value as of March 31, 2016
U.S. Money Market	$69,979,963	$—	$69,979,963

	Carrying Value as of March 31, 2015	Gross Unrealized Holding Gain	Fair Value as of March 31, 2015
Held-to-maturity:
U.S. Treasury Securities	$69,983,829	$171	$69,984,000

Note 6 — Commitments and Contingencies

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $100,000 upon the consummation of the Initial Business Combination relating to services performed in connection with the Public Offering. This amount has been accrued in the accompanying financial statements.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 6 — Commitments and Contingencies (cont.)

Deferred PR Fees

The Company has committed to pay its PR firm (i) a one-time $20,000 fee and (ii) a monthly fee of $9,000 commencing in November 2015, upon the consummation of the Initial Business Combination, relating to services performed in connection with the Initial Business Combination. This amount has not been accrued in the accompanying financial statements, because even though management believes that a successful consummation is possible, it is outside of the Company’s control and thus cannot be determined to be probable. As of March 31, 2016, the amount owed upon a successful consummation is $65,000 and increasing by $9,000 each month thereafter until such consummation.

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

Note 7 — Stockholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2016, there were 3,671,674 ordinary shares issued and outstanding (including 1,000,756 shares subject to possible redemption). As of March 31, 2015, there were 8,927,331 ordinary shares issued and outstanding (including 6,388,104 shares subject to possible redemption).

Preferred Shares

The Company is authorized to issue unlimited preferred shares, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2016 and 2015, the Company has not issued any shares of preferred share.

Note 8 — Subsequent Event

On April 1, 2016, DeTiger Holdings Limited (“Sponsor”) deposited into the Trust Account approximately $96,000 (the “Contribution”), which amount was equal to $0.06 for each of the 1,604,406 public shares of the Company that were not redeemed in connection with the Extension Amendment. According to the Extension Amendment, the Company’s memorandum and articles of association extending the date by which the Company must consummate its initial business combination and the date for cessation of operations of the Company if the Company has not completed an initial business combination until July 6, 2016. As a result of the Contribution and following redemption of the public shares in connection with the Extension Amendment, the pro rata portion of the funds available in the Trust Account for the public shares that were not redeemed will increase from approximately $10.20 per share to approximately $10.26 per share.

DT ASIA INVESTMENTS LIMITED
NOTES TO FINANCIAL STATEMENTS
For the Year Ended March 31, 2016

Note 8 — Subsequent Event (cont.)

The Company filed preliminary proxy statement on June 8, 2016 and June 21, 2016 and its definitive proxy statement on June 21, 2016. The acquisition will be consummated only if the Business Combination Proposal is approved at the special meeting of the Company’s shareholders.

On May 18, 2016, after the Company provided required documentations to the bank to conclude the review, the bank account was unfrozen.

On May 27, 2016, the sponsor paid the remaining funds available to the Company for $59,683, resulting in a total loan balance payable to the sponsor of $1,400,000.

On June 14, 2016, the promissory note payable to the sponsor was amended to allow for an additional $200,000 available for draw down. On June 14, 2016 the sponsor paid the remaining funds available to the Company, resulting in a total loan balance payable to the sponsor of $1,600,000. There is no additional loan available as of June 29, 2016 under the current sponsor loan, as amended.

As of June 28, 2016 the Company has received signed subscription agreements for an aggregate subscription amount of $10,320,000 for the Series A preferred stock, a reduction of $1,200,000 from the balance of agreements as of May 25, 2016, which were subjected to certain conditional precedents. As of June 28, 2016 the Series A preferred stock subscribers have deposited $8,239,212 into escrow account.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 29, 2016	DT ASIA INVESTMENTS LIMITED

/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Stephen N. Cannon	Chief Executive Officer, President and Director	June 29, 2016
Stephen N. Cannon	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Emily Chui-Hung Tong	Chairman of the Board of Directors	June 29, 2016
Emily Chui-Hung Tong

/s/ Haibin Wang	Director	June 29, 2016
Haibin Wang

/s/ Hai Wang	Director	June 29, 2016
Hai Wang

/s/ Jason Kon Man Wong	Director	June 29, 2016
Jason Kon Man Wong

60