Form 10-Q
period 2016-06-30
China Lending Corp
filed 2016-08-15
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-36664

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments limited)

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

Stephen Chan, Chief Financial Officer

11th Floor, Satellite Building, 473 Satellite Road,

Economic Technological Development Zone,

Urumqi, Xinjiang,

China 830000

+(86) 157-19987610

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
(Do not check if smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of August 15, 2016, 22,858,119 ordinary shares, no par value were issued and outstanding.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

CONDENSED BALANCE SHEETS

	June 30 2016 (Unaudited)	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$115,009	$53,115
Cash and cash equivalents held in trust account	16,464,241	70,091,214
Other current assets	38,503	73,233
Total Current Assets	16,617,753	70,217,562
Total Assets	$16,617,753	$70,217,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$26,582	$96,671
Amounts due to related parties	143,700	17,482
Redeemed Ordinary shares payable	-	53,607,701
Convertible promissory note – related party	500,000	500,000
Promissory note - related party	1,100,000	687,989
Deferred legal fees	100,000	100,000
Total Current Liabilities	1,870,282	55,009,843
Total Liabilities	1,870,282	55,009,843

Commitments and Contingencies
Ordinary Shares, no par value; subject to possible redemption; 950,045 and 1,000,756 shares (at redemption value of $10.26 and $10.20 per share respectively) at June 30, 2016 and March 31, 2016 respectively	9,747,462	10,207,711

Stockholders’ Equity:
Preferred Shares, no par value, unlimited shares authorized, no shares issued and outstanding	-	-
Ordinary Shares, no par value; unlimited shares authorized; 2,721,629 and 2,670,918 shares issued and outstanding (excluding 950,045 and 1,000,756 shares at June 30, 2016 and March 31, 2016 respectively subject to possible redemption) at June 30, 2016 and March 31, 2016 respectively	-	-
Additional paid-in capital	7,050,363	6,590,114
Accumulated deficit	(2,050,354)	(1,590,106)
Total Stockholders’ Equity	5,000,009	5,000,008
Total Liabilities and Stockholders’ Equity	$16,617,753	$70,217,562

The accompanying notes are an integral part of these financial statements.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015

General and administrative expenses	$(468,687)	$(197,028)
Total operating expenses	(468,687)	(197,028)
Other income
Interest income	8,439	7,519
Total other income	8,439	7,519
Net loss	$(460,248)	$(189,509)
Comprehensive loss	$(460,248)	$(189,509)

Basic and diluted weighted average shares outstanding	3,671,674	8,927,331
Basic and diluted net loss per share	$(0.13)	$(0.02)

The accompanying notes are an integral part of these financial statements.

CHINA LENDING CORPORATION

(Formerly DT Asia Investments Limited)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2016

(UNAUDITED)

	Ordinary shares		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity
Balance as of April 1, 2016	2,670,918	$-	$6,590,114	$(1,590,106)	$5,000,008
Change in redemption value to reflect the maximum value for redemption from $10.20 to $10.26 per share			(60,045)		(60,045)
Change in shares subject to possible redemption to 950,045 shares on June 30, 2016	50,711	-	520,294		520,294

Net loss	-	-	-	(460,248)	(460,248)
Balance as of June 30, 2016 (Unaudited)	2,721,629	$-	$7,050,363	$(2,050,354)	$5,000,009

The accompanying notes are an integral part of these financial statements.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015

Operating Activities
Net loss	$(460,248)	$(189,509)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned in cash and investments held in Trust Account	(8,439)	(7,519)
Changes in current assets and current liabilities:
Changes in other current assets	34,730	33,351
Changes in accrued expense & accounts payable	(70,089)	(8,802)
Changes in amount due to related parties	30,218	-
Net cash used in operating activities	(473,828)	(172,479)

Investing Activities
Proceeds withdrawal from Trust Account	53,635,412	-
Purchases of investments held in Trust Account	-	(69,983,750)
Proceeds from maturity of investments held in Trust Account	-	69,983,750
Net cash provided by investing activities	53,635,412	-

Financing Activities
Due from sponsor for additional deposit into trust account	96,000	-
Proceeds from promissory note – related party	412,011	-
Payment for redemption of Ordinary Shares	(53,607,701)	-
Net cash used in financing activities	(53,099,690)	-

Net increase (decrease) in cash and cash equivalents	61,894	(172,479)
Cash and cash equivalents, beginning	53,115	224,629
Cash and cash equivalents, ending	$115,009	$52,150

Supplemental schedule of non-cash financing activities
Increase in deferred legal fees	$-	$100,000
Redeemed Ordinary shares payable	$-	$53,607,701

The accompanying notes are an integral part of these financial statements.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

Note 1 - Organization and Business Operations

Organization and General

DT Asia investments limited (“DT Asia”) is a blank check company incorporated on April 8, 2014, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “Initial Business Combination”). DT Asia has selected March 31 as its fiscal year end and tax year end. On January 11, 2016, DT Asia entered into the share exchange agreement with the shareholders of Adrie Global Holdings Limited (“Adrie”), a British Virgin Islands Company, was previously disclosed in a Current Report on Form 8-K filed on January 13, 2016.

On July 6, 2016, pursuant to the Share Exchange Agreement, DT Asia has consummated the Initial Business Combination with Adrie and its subsidiaries and variable interest entity by acquiring from the shareholders of Adrie, all outstanding interests of Adrie for a purchase price of $200 million. In exchange for 100% equity interests in Adrie, the DT Asia issued 20 million ordinary shares, with 8 million of such shares (the “Escrow Shares”) being held in escrow and subject to forfeiture (1) should the post-combination Company fail after the closing to meet certain minimum financial performance targets, or (2) as a result of indemnification claims by DT Asia Investments Limited. One-third of the Escrow Shares shall be released upon the post-combination Company obtaining certain specified adjusted consolidated net income targets in each of the calendar years 2016, 2017 and 2018. Details have been described in the subsequent event footnote.

The transaction is accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Adrie effectuated control of the post-combination Company.

After the business acquisition, DT Asia was renamed as China Lending Corporation.

China Lending Corporation (formerly known as DTAsia) (the “Company”, “we”, “us” and “our”) changed its fiscal year from March 31 to December 31.

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

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

The funds in the Trust Account can be invested only in U.S. government treasury bills, notes and bonds with a maturity of 180 days or less or in Money Market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and which will invest solely in U.S. Treasuries.

On March 2, 2016, the cash held in HSBC bank account in the amount of $53,115 was temporarily suspended due to a periodic compliance review by the bank. On May 18, 2016, after the Company provided required documentations to the bank to conclude the review, the bank account was unfrozen. As of June 30, 2016, the remaining proceeds in the amount of approximately $115,009 (not held in the Trust Account) were available to be used for paying legal and accounting, and continuing general and administrative expenses (the amount not held in the Trust Account was, which was the remaining proceeds of the loan from our Sponsor).

Initial Business Combination

On January 11, 2016, the Company entered into the share exchange agreement with the shareholders of Adrie Global Holdings Limited (“Adrie”), a British Virgin Islands Company, was previously disclosed in a Current Report on Form 8-K filed on January 13, 2016.  On July 6, 2016, pursuant to the Share Exchange Agreement, the Company effectuated an acquisition of Adrie and its subsidiaries and variable interest entity by acquiring from the shareholders of Adrie, all outstanding interests of Adrie for a purchase price of $200 million. In exchange for all of the shares of Adrie, the Company issued 20 million ordinary shares, with 8 million of such shares (the “Escrow Shares”) being held in escrow and subject to forfeiture (1) should the post-combination Company fail after the closing to meet certain minimum financial performance targets or (2) as a result of indemnification claims by DT Asia Investments Limited. One-third of the Escrow Shares shall be released upon the post-combination Company obtaining certain specified adjusted consolidated net income targets in each of the calendar years 2016, 2017 and 2018.

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Adrie had effective control of the post-combination Company.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide Public Shareholders with the opportunity to redeem their Units for a pro rata share of the Trust Account. On March 31, 2016, 5,255,657 shares were redeemed by the discretion of the Public Shareholders and the liability was fully paid in April, 2016.

On April 1, 2016, DeTiger Holdings Limited (“Sponsor”) deposited into the Trust Account approximately $96,000 (the Contribution”), which amount was equal to $0.06 for each of the 1,604,406 public shares of the Company that were not redeemed in connection with the Extension Amendment. As a result of the Contribution and following redemption of the public shares in connection with the Extension Amendment, the pro rata portion of the funds available in the Trust Account for the public shares that were not redeemed increased from approximately $10.20 per share to approximately $10.26 per share.

As of July 6, 2016, the Company sold $8,580,000 in subscriptions for the Series A preferred stock.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

With respect to an Initial Business Combination which was consummated, any Public Shareholder can demand that the Company redeem his or her Units.

●	If the Company holds a shareholder vote to approve an Initial Business Combination, any Public Shareholder seeking redemption will have his or her Unit redeemed for a full pro rata portion of the Trust Account (expected to be $10.26 per share net of (i) taxes payable and (ii) interest income earned on the Trust Account previously released to the Company for working capital requirements.

The holders of the Founder Shares and Private Units will not participate in any redemption distribution with respect to their securities.

Liquidation

On July 6, 2016, the Business Combination was consummated. The new business of the Company is direct lending, financial consulting and other related financial businesses in China.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

Liquidity and Going Concern

As of June 30, 2016, the Company had $115,009 in cash and a working capital of approximately $14.7 million which included in this calculation is approximately $16.5 million held in the Trust Account restricted for an Initial Business Combination or to convert its ordinary shares. On March 2, 2016, the cash held in the HSBC bank account was temporarily suspended due to a periodic compliance review from the bank. On May 18, 2016, after the Company provided required documentations to the bank to conclude the review, the bank account was unfrozen. As of June 30, 2016, $53,607,701 of the amount on deposit in the Trust Account was withdrawn for redemption of 5,255,657 Ordinary shares.

Until consummation of its initial Business Combination on July 6, 2016, the Company used the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that was released to the Company to fund its working capital requirements, for structuring, negotiating and consummating the Business Combination.

On July 6, 2016, DT Asia Investments Limited closed its business combination with Adrie Global Holding Limited (“Adrie”). As a result, Adrie became a wholly-owned subsidiary of the Company. The transaction was approved at a special meeting of the Company’s shareholders held on July 5, 2016. In connection with the business combination, DT Asia issued 20 million newly-issued ordinary shares to Adrie’s shareholders, of which 8 million shares were deposited in an escrow account and subject to forfeiture in the event that the Company fails to meet certain net income targets or for indemnification claims. Furthermore, the Company sold approximately $8.6 million of newly created Series A convertible preferred stock in a private placement to certain accredited investors to provide additional operating capital for the Company following the business combination and for the payment of certain business combination related expenses. Additionally, on July 26, 2016, the Company has issued approximately 685,283 ordinary shares to the holders of its outstanding rights.

As of June 30, 2016, there is net loss of 460,248 and accumulative deficit of 2,050,354. On July 7, 2016, there are about $6 million in cash, $650,000 in two notes payable and $40,000 accounts payable with related party after paying off all the accrued and deferred expenses. As a result, the Company has sufficient resources to sustain and growth beyond the consummation of Business Combination. However, there is limited operation history after the reverse merger. These conditions raise reasonable doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

Foreign Currency Translation

The Company’s reporting currency is the United States (“U.S.”) dollar. Although the Company maintains a cash account with a bank in Hong Kong, denominated in U.S. dollars, its expenditures to date have been primarily, and are expected to continue to be, denominated in U.S. dollars. Accordingly, the Company has designated its functional currency as the U.S. dollar.

In accordance with ASC 830, “Foreign Currency Translation”, foreign currency balance sheets are translated using the exchange rates as of the balance sheet date, and revenue and expense amounts in the statements of operations are translated at the transaction date or the average exchange rate for each period. The resulting foreign currency translation adjustments are recognized into the balance sheet as accumulated other comprehensive income/(loss) within shareholders' equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur. For the periods presented, there were no local currency financial statements and, therefore, no such gains or losses and translation adjustments.

Development Stage Company

The Company complies with the reporting requirements of the FASB ASC 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On June 30, 2016, the Company has not commenced any operations nor generated revenue to date. All activity from the inception through June 30, 2016 relates to the Company formation, the Public Offering and pursuit of an acquisition target for its Initial Business Combination. The Company does not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest.

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

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. On March 31, 2016, the Company has sold its investment in held-to-maturity securities and invested in money market fund.

As of June 30 2016, cash held in trust account mainly consists of investment in money markets. As of June 30, 2016, the cash held in trust account is $16,464,241, which is held for public shareholders who have the rights to redeem ordinary shares upon business combination. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity.

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

The fair value of the Company’s cash and cash equivalents held in trust account regarding the ordinary shares subject to possible redemption which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, redeemed Ordinary shares payable and commitment and contingencies, due to sponsor and directors, deferred legal fee, convertible note, promissory note and cash held in trust are estimated to approximate the carrying values as of June 30, 2016 due to the short term maturities of such instruments.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016 respectively, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account*	$16,464,241	$16,464,241	$-	$-

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account*	$70,091,214	$70,091,214	$-	$-

* included in cash and investments held in trust account on the Company’s balance sheet.

At business combination, DT Asia ordinary share public shareholders have the right to redeem their ordinary shares at $10.20 per share. As of June 30, 2016, the redemption price was raised to $10.26 per share. To Comply with the shareholders’ request upon future redemption, the Company selected to invest in US Money market fund with no maturity date, which the Company could liquidate the fund at the Company’s discretion at any time.

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

Redeemable Ordinary Shares

As discussed in Note 3, all of the 6,860,063 ordinary shares sold as part of the units in the Public Offering and Over-Allotment exercise contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. However, one of the requirement to consummate is the net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares are voted in favor of the business combination. As a result of this requirement for the Company to maintain at least $5,000,001 of net tangible assets, the amount of the security to be classified outside of permanent equity is limited. As of June 30, 2016 and March 31, 2016, the number of Ordinary Shares classified outside of permanent equity was limited to 950,045 and 1,000,756 respectively. The redemption price is $10.26 and $10.20 per share as of June 30, 2016 and March 31, 2016 respectively, the redeemable ordinary shares are valued to their maximum redemption amount at the balance sheet date. As of June 30, 2016 and March 31, 2016, the value of redeemable ordinary shares is $9,747,462 and $10,207,711 respectively.

The following table presents the movement for the redeemable ordinary shares account for the period from March 31, 2016 to June 30, 2016:

No. of redeemable ordinary shares outstanding
Balance as of March 31, 2016	1,000,756
Change in shares subject to possible redemption to 950,045 shares on June 30, 2016	(50,711)
Balance as of June 30, 2016	950,045

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

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

Recent Accounting Pronouncements

In May of 2014, the FASB issued ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. ASC 606-10 provides the following overview of how revenue is recognized from an entity’s contracts with customers: The core principle of the guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This amendment shall be applied retrospectively either to each prior reporting periods or with the cumulative effect of initially applying this amendments recognized at the date of initial application. There is no impact on the consolidated financial statements for current reporting periods since early adoption is not permitted. The Company  is in process of evaluating the cumulative effect on the consolidated financial statements of adopting this guidance so as to transit to the new revenue recognition guidance in the year of 2016.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15 during the period for guiding Company’s management to evaluate the Company’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update is effective for us beginning in the period ended December 31, 2016. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. An entity can elect to adopt ASU 2015-17 either (1) prospectively for all deferred tax assets and liabilities, or (2) retrospectively by reclassifying the comparative balance sheet. If applied prospectively, an entity is required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, an entity is also required to include quantitative information about the effects of the change on prior periods. The Company does not anticipate that this adoption will have a significant impact on its financial statements since the Company does not separate current and noncurrent assets and liabilities on the balance sheet.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this new guidance on its financial position, results of operations and disclosures.

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

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

The Units sold in the Public Offering began trading on October 1, 2014, the day after the Effective Date. Each of the Shares, Rights and Warrants were eligible to trade separately effective as of October 22, 2014. Security holders now have the option to continue to hold Units or separate their Units into the component pieces. Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Units into Shares, Rights and Warrants. As of July 7, 2016, the Units have cease  d trading.

On July 6, 2016, DT Asia Investments Limited closed its business combination with Adrie Global Holding Limited (“Adrie”). As a result, Adrie became a wholly-owned subsidiary of the Company. Details have been described in the subsequent event footnote.

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

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

Note 4 - Related Party Transactions

Private Placement – Founders

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

Terms of Private Placement Securities

The Founder Shares and the Private Units are identical to the Shares included in the Units that were sold in the Public Offering except that (i) the Founder Shares and the Private Units are subject to certain transfer restrictions, and (ii) each of the Initial Shareholders and EBC has agreed not to redeem any of the Founder Shares and the Private Units, as the case may be, held by them in connection with the consummation of an Initial Business Combination, and each has also waived its rights to participate in any redemption with respect to its Founder Shares and the Private Units, as the case may be.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

The initial holders of the Founder Shares, the Private Units and the Sponsor Warrants, and their permitted transferees, are entitled to registration rights pursuant to a registration rights agreement. Such holders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to the Founder Shares, the Private Units, the Sponsor Warrants and the ordinary shares underlying the Sponsor Warrants, Private Units and Rights, commencing, in the case of the Founder Shares, one year after the consummation of the Initial Business Combination and commencing, in the case of the Private Units, the Sponsor Warrants and the ordinary shares underlying the Sponsor Warrants, Private Units and Rights, 30 days after the consummation of the Initial Business Combination.

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

On September 13, 2015, the Company issued a non-interest bearing convertible promissory note in the amount of up to $500,000 (the “Note”) to the Sponsor. Payment of the Note is due on July 6, 2016. As of June 30, 2016, the amount of the loan is $1,600,000. There is no additional loan available as of June 30, 2016 under the current sponsor loan, as amended. As of June 30, 2016 and March 31, 2016, the balance for the convertible promissory note with related party is $500,000 and $500,000, respectively, and promissory note with related party is $1,100,000 and $687,989, respectively. On July 6, 2016, the Company has an agreement with the sponsor. The Company paid $1,100,000 to settle the promissory note, and out of the $500,000 convertible note, $100,000 have been converted into 10,000 units and the remaining $400,000 convertible note is being extended for six months payable on or before Jan 6, 2017.

As of June 30, 2016 the due to related parties is $143,700, which includes $96,000 deposit into the trust account from sponsor on April 1 2016 and other reimbursement payable to officer and sponsor. As of March 31, 2016, the due to related parties is $17,482, which includes other reimbursement payable to officer and sponsor.

Payment of Company Expense by the Sponsor

In the event the Sponsor pays for any expense or liability on behalf of the Company, then such payments would be accounted for as loan to the Company by the Sponsor and recognized on the Company’s financial statement in the same period of the payments. In connection with the Company’s business combination, announced on January 11, 2016, the Sponsor entered into an agreement in October 2014 with a party (the “Finder”) which later introduced Adrie to the Company. Such agreement was subsequently reaffirmed in December 2015 by the Sponsor, at which time the Sponsor committed to transfer 380,000 of its Founder Shares to the Finder at the closing of the business combination in return for its services under the October 2014 agreement, the shares was transferred to the Finder on July 6, 2016. The Finder’s service is to be predominately for the benefit of the Sponsor instead of for the benefit of the Company, hence the Sponsor made such commitment.

Administrative Service Agreement

The Company agreed to pay an aggregate of $10,000 a month for office space and general and administrative services to the Sponsor commencing on October 1, 2014 and will terminate upon July 6, 2016. For the three months ended June 30, 2016 and 2015, the Company paid an aggregate of $30,000 and $30,000 respectively under the Administrative Services Agreement.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

Note 5 – Cash and Investment held in Trust Account

The Company considers all investments with original maturities of more than three months but less than one year to be cash and cash equivalents. The carrying value approximates the fair value due to the short term maturity. As of June 30, 2016 and March 31, 2016, cash and cash equivalents held in Money Market was $16,367,977 and $69,979,963 respectively. The carrying value and fair value of held to maturity securities on June 30, 2016 and March 31, 2016 respectively are as follows:

	Carrying Value as of June 30, 2016	Gross Unrealized Holding Gain	Fair Value as of June 30, 2016

U.S. Money Market	$16,367,977	$-	$16,367,977

	Carrying Value as of March 31, 2016	Gross Unrealized Holding Gain	Fair Value as of March 31, 2016

U.S. Money Market	$69,979,963	$-	$69,979,963

Note 6 - Commitments and Contingencies

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $100,000 upon the consummation of the Initial Business Combination relating to services performed in connection with the Public Offering. This amount has been accrued in the accompanying financial statements. The legal fee for certain M&A work over $325,000 will subject to a 20% premium upon completion of the business acquisition. As of June 30, 2016, prior to the completion of the acquisition on July 6, 2016, the 20% premium portion is not accrued in the accompanying financial statements. On July 6, 2016, the $100,000 deferred legal fee and the 20% premium portion have been fully paid.

Deferred PR Fees

The Company has committed to pay its PR firm (i) a one-time $20,000 fee and (ii) a monthly fee of $9,000 commencing in November 2015, upon the consummation of the Initial Business Combination, relating to services performed in connection with the Initial Business Combination. This amount has not been accrued in the accompanying financial statements as of June 30, 2016, which is prior to the completion of the business acquisition on July 6, 2016. As of June 30, 2016, the amount owed upon a successful consummation is $92,000 and increasing by $9,000 each month thereafter until such consummation.

CHINA LENDING CORPORATION

(Formerly known as DT Asia Investments Limited)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended June 30, 2016

Underwriters M&A Engagement

The Company agreed to engage EBC as an investment banker in connection with its Initial Business Combination to provide it with assistance in negotiating and structuring the terms of the Initial Business Combination. These services includes holding meetings with the Company’s shareholders to discuss the potential Initial Business Combination and the target business’ attributes, introducing the Company to potential investors that are interested in purchasing the Company’s securities, assisting the Company in obtaining shareholder approval for the Initial Business Combination and assisting the Company with its press releases and public filings in connection with the Initial Business Combination. The Company will pay EBC a fee pursuant to such agreement upon the consummation of the Initial Business Combination in an amount equal to 4% of the total gross proceeds raised in the Public Offering (approximately $2,400,000). The Company will have the option to pay up to 25% of the aforementioned fee in Shares at $10.00 per Share. On July 6, 2016, based on updated mutual agreement, the Company paid $1.5 million in cash, issued a $250,000 convertible promissory note (one year no interest, convertible at $10 at EBC’s option) and issued 34,300 ordinary shares to EBC with a value of $343,000 at $10 per share to settle the EBC advisory fee in full.

Note 7 - Stockholder’s Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2016, there were 3,671,674 ordinary shares issued and outstanding (including 950,045 shares subject to possible redemption). As of March 31, 2016, there were 3,671,674 ordinary shares issued and outstanding (including 1,000,756 shares subject to possible redemption).

Preferred Shares

The Company is authorized to issue unlimited preferred shares, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2016 and March 31, 2016, the Company has not issued any shares of preferred share.

Note 8 - Subsequent Event

On July 6, 2016, DT Asia Investments Limited has closed its business combination with Adrie Global Holding Limited (“Adrie”). As a result, Adrie became a wholly-owned subsidiary of the Company. The transaction was approved at a special meeting of the Company’s shareholders held on July 5, 2016 and 1,544,138 of the Company’s public shares were validly presented to the Company for redemption. In connection with the business combination, DT Asia issued 20 million newly-issued ordinary shares to Adrie’s shareholders for 100% of equity interest from Adrie, of which 8 million shares were deposited in an escrow account and subject to forfeiture in the event that the Company fails to meet certain net income targets or for indemnification claims. Furthermore, as of July 6, 2016, the Company sold 715,000 newly created Series A convertible preferred stock in a private placement to certain accredited investors for proceeds of $8,580,000 to provide additional operating capital for the Company following the business combination and for the payment of certain business combination related expenses. Additionally, the Company issued approximately 685,283 ordinary shares to the holders of its outstanding rights, paid approximately $ 497,000 to EGS and Ogiers to settle all outstanding invoices (including $100,000 deferred legal expense and those over cash cap $325,000 with 25% of premium), and under updated mutual agreement with EBC, paid $1.5 million in cash, issued a $250,000 convertible promissory note (one year no interest convertible at $10 at EBC’s option), and issued 34,300 ordinary shares with a value of $343,000 at $10 per share to EBC to settle the EBC advisory fee in full, and upon mutual agreement with DeTiger paid $1,100,000 in cash, converted $100,000 of the convertible note into 10,000 Units, and extended the maturity date for the remaining $400,000 convertible note for six months, payable on or before January 6, 2017. Furthermore, in consideration of the Minimum Proceeds Waiver and for other good and valuable consideration, DeTiger agrees to, following the Closing, transfer 1,000,000 warrants held by DeTiger in the amounts and to the transferee(s) as designated by the Seller Representative, for a purchase price payable by each Transferee of $0.50 per Warrant (the “Purchase Price”). The Purchase Price for each Warrant shall be payable by each Transferee only upon the exercise of each Warrant. A beneficial conversion feature amounting $51,700  will be recorded as a decrease in the promissory note and an increase in additional paid-in capital.

Effective July 6, 2016, the board of directors of the post-combination Company consisted of five directors, three of whom were designated by Adrie and two were designated by the Company. The exchange is accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Adrie immediately prior to the exchange will have effective control of Adrie, its subsidiaries and its designation of all of the senior executive positions. For accounting purposes, Adrie is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Adrie (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Adrie). Accordingly, the consolidated assets, liabilities and results of operations of Adrie become the historical financial statements of China Lending Corporation and its subsidiaries, and the Company’s assets, liabilities and results of operations are consolidated with Adrie beginning on the acquisition date. No step-up in basis or intangible assets or goodwill are recorded in this transaction.

As part of the transaction, the Company filed on July 6, 2016 the appropriate paperwork to change its name to China Lending Corporation. The Company’s ordinary shares and warrants were trade on the Nasdaq Capital Market under the ticker symbols “CLDC” and “CLDCW,” respectively, starting July 8, 2016, and its units and rights ceased trading as of the close of business on July 6, 2016.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to DT Asia Investments Limited, except where the context requires otherwise.  The following management discussion and analysis (“MD&A”) should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report and in conjunction with MD&A and audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2016 filed on June 29, 2015. All capitalized terms in this MD&A that are not defined shall have the meaning ascribed to them in the Notes to the Financial Statements included herewith.

Overview

We were a blank check Company incorporated on April 8, 2014 in the British Virgin Islands with limited liability (meaning our public shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount paid for their shares) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. On July 6, 2016, we effectuated our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, or our shares.

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

On July 6, 2016 (the “Closing Date”), we consummated the transaction contemplated by a Share Exchange Agreement (the “Share Exchange Agreement”) dated January 11, 2016, by and among the Company, Adrie Global Holdings Limited, a business Company incorporated in the British Virgin Islands with limited liability (“Adrie”), each of Adrie’s shareholders (collectively, the “Sellers”), the Company’s sponsor, DeTiger Holdings Limited, in the capacity as the representative for the Company’s shareholders prior to the closing of the Business Combination (defined below) (the “DT Representative”), and Li Jingping in the capacity as the representative for the Sellers (the “Seller Representative”), pursuant to which DT Asia acquired from the Sellers all of the issued and outstanding equity interests of Adrie in exchange for 20,000,000 ordinary shares of the Company (the “Business Combination”). As a result of the Business Combination, the Sellers, as the former shareholders of Adrie, became the controlling shareholders of the Company and Adrie became a subsidiary of the Company. The Share Exchange was accounted for as a reverse merger effected by a share exchange, wherein Adrie is considered the acquirer for accounting and financial reporting purposes.

As a result of the Business Combination, DT Asia continues the existing business operations of Adrie as a publicly traded Company under the name “China Lending Corporation.”

Adopt fiscal year of accounting acquirer

The Company (legal acquirer) and Adrie (accounting acquirer) have different fiscal year ends, the Company has adopted the fiscal year end of the accounting acquirer to be effective on the date the next Form 10-Q is filed with the Securities & Exchange Commission, and no transition report is required. Beginning with the quarter ending September 30, 2016, periodic reports will be filed based on the January 1 to December 31 fiscal year of the accounting acquirer.

Results of Operations

Our entire activity from inception up to October 6, 2014 was in preparation for our initial public offering, which was consummated on October 6, 2014. Following the offering, our activity has been limited to the evaluation and due diligence of business combination candidates, preparing and negotiating the Share Exchange Agreement with China Lending Group, preparing and filing proxy statements with SEC, presenting and soliciting investment in the private placement issue of our unregistered Series A Convertible Preferred Stock (“Preferred Shares”). We will not be generating any operating revenues until the closing and completion of our initial business combination. We have generated small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income has not been significant in view of current low interest rates on risk-free investments (treasury securities). We have incurred increased expenses as a result of being a public Company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of July 7, 2016, after pay off of legal expenses and EarlyBirdCapital (“EBC”) expenses and repayment of the Sponsor promissory note, we have $5,969,959 net closing proceeds available and the total cash balance on HSBC, UBS and JP Morgan Chase is approximately $6.1 million. Further, in addition to the $1.5 million cash payment, we issued 34,300 ordinary shares valued at $10 per share, and $250,000 convertible note payables (one year no interest convertible at $10 at EBC’s option) to EBC as the total payment settlement for the EBC advisory fee. On July 6, 2016 $1,100,000 has been paid to the Sponsor. According to the Sponsor Loan Side Letter dated July 6, 2016 regarding the remaining $500,000 convertible note, $100,000 was converted to 10,000 units and the remaining $400,000 convertible note has been extended for six month and is payable on or before Jan 6, 2016. Besides the two promissory notes and $40,000 accounts payable to related party, all accrued expense accounts are paid off and prepaid expense accounts are charged to expense. In consideration of the Minimum Proceeds Waiver and for other good and valuable consideration, DeTiger agrees to, following the Closing, transfer 1,000,000 warrants held by DeTiger in the amounts and to the transferee(s) as designated by the Seller Representative, for a purchase price payable by each Transferee of $0.50 per Warrant (the “Purchase Price”). The Purchase Price for each Warrant shall be payable by each Transferee only upon the exercise of each Warrant. As of August 15, 2016, no warrants have been transferred to the transferees.

For the three months ended June 30, 2016 and 2015, we had net losses of $460,248 and $189,509 respectively, which consisted of operating expenses offset by interest income from our Trust Account. Operating expenses generally consist of the $10,000 monthly payment to our Sponsor for office and administrative support, monthly professional fees owed to our service providers, travel expenses and amortization of our D&O insurance policy. Operating expenses in the first quarter of 2016 increased dramatically as compared to the same period of 2015 was mainly due to the increased professional expenses in preparation for the consummation of the Business Combination.

Liquidity and Capital Resource

As of June 30, 2016, there is net loss of $460,248 and accumulative deficit of $2,050,354.

As of June 30, 2016, we had cash of $115,009. Through June 30, 2016, our liquidity needs have been satisfied to date primarily through net proceeds from our initial public offering (including over-allotment units issued in connection with the underwriter’s partial exercise of its over-allotment option) and all related private placements not held in the trust account and the loan from our sponsor.

As of July 6, 2016, the Company has issued 715,000 newly created Series A convertible preferred stock for a proceeds of $8,580,000 in a private placement to certain accredited investors to provide additional operating capital for the Company.

As of July 6, 2016, the Company closed its business combination with Adrie, the transaction was approved at a special meeting of the Company’s shareholders held on July 5, 2016. In connection with the special meeting of shareholders, out of the total 1,604,406 public shares, except for the 60,268 public shares that sustained, 1,544,138 of the Company’s public shares were validly presented to the Company for redemption. The actual redemption price was $10.26 per share. After pay off of legal expenses and EarlyBirdCapital (“EBC”) expenses and repayment of the Sponsor promissory note, we have $5,969,959 net closing proceeds available and the total cash balance on HSBC, UBS ad JP Morgan Chase is approximately $6.1 million. Further, in addition to the $1.5 million cash payment, we issued 34,300 ordinary shares valued at $10 per share, and $250,000 convertible note payables (one year no interest convertible at $10 at EBC’s option) to EBC as the total payment settlement for the EBC advisory fee. On July 6, 2016 $1,100,000 has been paid to the Sponsor. According to the Sponsor Loan Side Letter dated July 6, 2016 regarding the remaining $500,000 convertible note, $100,000 was converted to 10,000 units and the remaining $400,000 convertible note has been extended for six month and is payable on or before Jan 6, 2016. Besides the two promissory notes and $40,000 accounts payable to related party, all accrued expense accounts are paid off and prepaid expense accounts are charged to expense. As a result of the Business Combination, the Company continues the existing business operations of Adrie as a publicly traded company under the name “China Lending Corporation.”

The Company’s independent registered public accounting firm’s report of the financial statements for the fiscal year ended March 31, 2016, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2016, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we were not subject to any market or interest rate risk.

Following the consummation of the our Public Offering, the net proceeds held in the Trust Account were invested in U.S. Money Market fund with no maturity day with Continental Stock Transfer & Trust Company acting as trustee. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The net proceeds not held in the Trust Account, are held in US Dollars and Hong Kong Dollars as cash deposits in a bank in Hong Kong SAR.

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

Changes in Internal Control over Financial Reporting

With the work performed by an experienced US CPA, there was improvement in our internal control over financial reporting that occurred during the three months ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that has positively affected, or is reasonably likely to positively affect, our internal control over financial reporting.

Going forward, effective July 6, 2016 as part of the Business Combination, we have acquired a professional finance team lead by a seasoned chief financial officer with Certified Public Accountant qualification to ascertain the internal control over financial reporting in accordance with US GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in "Item 2.01. Completion of Acquisition of Disposition of Assets -- Risk Factors" in our Form 8-K filed on July 11, 2016 which could materially affect our business financial position and results of operations. There have been no material changes to the risk factors since the filing of our report on Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The information required under Item 2 has previously been filed by the Company on our Form 8-K on July 6, 2016.

Item 5. Other Information

The Company's Board of Directors adopted a resolution to change the Company's fiscal year end from March 31 to December 31, effective immediately as of the date the Form 10-Q is filed with the SEC.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
***	Furnished electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2016	CHINA LENDING CORPORATION

	By:	/s/ Li Jingping
Name: Li Jingping
Title: Chief Executive Officer

Dated: August 15, 2016	CHINA LENDING CORPORATION

	By:	/s/ Stephen Chan
Name: Stephen S.H. Chan
Title: Chief Financial Officer

