Form 10-Q
period 2016-09-30
China Lending Corp
filed 2016-11-14
CIK 1611852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________.

Commission File Number: 001-36664

CHINA LENDING CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1192662
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11th Floor, Satellite Building

473 Satellite Road

Economic Technological Development Zone

Urumqi, Xinjiang, China

(Address of Principal Executive Offices including zip code)

+86 991-3072247

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No  ☒

The Registrant had 22,898,868 ordinary shares and 9,280,323 warrants outstanding on November 14, 2016.

CHINA LENDING CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

TABLE OF CONTENTS

Pages

Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015	F-2
Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2016 Unaudited and December 31, 2015	F-3
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5–F-34

3

china lending corporation

consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,088,049	$6,732,601
Loans receivable - third parties	143,878,127	137,602,481
Loans receivable - related parties	-	1,102,593
Interest and fee receivable	1,186,692	673,626
Amount due from a related party	-	1,653,839
Other current assets	629,807	-
Total current assets	153,782,675	148,139,527
Cost method investment	3,749,475	3,851,071
Property and equipment, net	100,970	116,298
Intangible asset, net	59,330	-
Deferred tax assets	920,915	243,440
Other non-current assets	34,024	374,387
Total Assets	$158,647,389	$152,350,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Short-term bank loans, net of financing fee	$6,608,450	$-
Loans from a cost investment investee - current portion	3,749,475	15,404,285
Secured loan	14,967,904	24,739,282
Dividends payable	2,060,435	6,623,843
Taxes payable	1,261,397	1,235,241
Convertible promissory note payable	650,000	-
Other current liabilities	542,744	977,831
Total current liabilities	29,840,405	48,980,482
Loans from a cost investment investee – non-current portion	11,248,425	-
Other non-current liabilities	832	-
Total liabilities	41,089,662	48,980,482

Commitments and Contingencies
Convertible Redeemable Class A Preferred Shares
Preferred Shares, no par value, unlimited shares authorized; 715,000 and nil shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	8,741,727	-

Shareholders ' Equity
Ordinary Shares, no par value; unlimited shares authorized; 22,896,765 and 20,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	91,606,418	94,723,964
Statutory reserves	4,667,254	4,667,254
Retained earnings	17,560,804	6,064,526
Accumulated other comprehensive loss	(5,018,476)	(2,085,890)
Total Shareholders' Equity	108,816,000	103,369,854
Total Liabilities and Shareholders' Equity	$158,647,389	$152,350,336

See notes to the unaudited consolidated financial statements.

china lending corporation

CONSOLIDATED Statements of OPERATIONS and Comprehensive Income

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and fee income
Interest and fees on loans	$8,994,392	$5,643,675	$26,767,437	$18,642,841
Interest and fees on loans-related parties	21,666	302,094	133,891	1,068,518
Interest on deposits with banks	748	799	3,585	2,615
Total interest and fee income	9,016,806	5,946,568	26,904,913	19,713,974

Interest expense
Interest expense on short-term bank loans	(211,124)	(126,328)	(500,301)	(255,970)
Interest expense and fees on secured loan	(514,738)	(527,514)	(1,979,478)	(1,635,023)
Interest expense on loans from related parties	-	(329,185)	-	(61,542)
Interest expense on loans from a cost investment investee	(442,445)	-	(1,375,684)	(647,447)
Total interest expense	(1,168,307)	(983,027)	(3,855,463)	(2,599,982)

Provision for loan losses	(1,856,823)	(489,861)	(3,513,946)	(991,749)
Net Interest Income	5,991,676	4,473,680	19,535,504	16,122,243

Non-interest income	37,495	-	37,590	13,393

Non-interest expense
Salaries and employee surcharge	(318,631)	(257,256)	(792,130)	(558,243)
Business taxes and other taxes	(64,520)	(331,504)	(638,441)	(1,102,472)
Other operating expenses	(946,374)	(520,543)	(1,402,567)	(2,039,648)
Total non-interest expense	(1,329,525)	(1,109,303)	(2,833,138)	(3,700,363)

Income Before Tax	4,699,646	3,364,377	16,739,956	12,435,273
Income tax expense	(831,755)	(490,652)	(3,021,516)	(1,998,457)
Net Income	$3,867,891	$2,873,725	$13,718,440	$10,436,816

Dividend – Convertible Redeemable Class A preferred stock	(161,727)	-	(161,727)	-
Net income allocated to ordinary shareholders	$3,706,164	$2,873,725	$13,556,713	$10,436,816

Other comprehensive income
Foreign currency translation adjustments	(389,459)	(4,432,888)	(2,932,586)	(3,794,505)
Comprehensive Income	$3,478,432	$(1,559,163)	$10,785,854	$6,642,311

Weighted-average common shares outstanding – basic	15,078,111	20,000,000	18,347,395	20,000,000
Weighted-average common shares outstanding –diluted	15,793,111	20,000,000	19,249,503	20,000,000
Earnings per share to ordinary shareholders – Basic	$0.25	$0.14	$0.74	$0.52
Earnings per share to ordinary shareholders – Diluted	$0.23	$0.14	$0.70	$0.52

See notes to the unaudited consolidated financial statements china lending corporation

CONSOLIDATED Statements of CHANGES IN SHAREHOLDERS’ EquitY

	Ordinary share		Additional paid-in	Statutory	Retained	Accumulated Other comprehensive
	Number of shares	Amount	capital	reserves	earnings	income/ (loss)	Total

Balance as of January 1, 2015	20,000,000	$-	94,188,869	$3,243,069	$272,313	$3,628,222	$101,332,473
Gain on disposal of loans receivable to a related party	-	-	535,095	-	-	-	535,095
Net income	-	-	-	-	14,119,814	-	14,119,814
Transfer to statutory reserves	-	-	-	1,424,185	(1,424,185)	-	-
Dividends paid	-	-	-	-	(6,903,416)	-	(6,903,416)
Foreign currency translation loss	-	-	-	-	-	(5,714,112)	(5,174,112)
Balance as of December 31, 2015	20,000,000	$-	94,723,964	$4,667,254	$6,064,526	$(2,085,890)	$103,369,854

Share redemption on April 1, 2016	(5,255,657)	-	(53,607,701)	-	-	-	(53,607,701)
Public shareholder redemption	(1,544,138)	-	(15,842,856)	-	-	-	(15,842,856)
Issuance of shares to employees	2,700	-	351	-	-	-	351
Shares issued for conversion of convertible note	45,300	-	443,000	-	-	-	443,000
Shares issue for conversion rights	721,229	-	-	-	-	-	-
Reverse merger and acquisition	8,927,331		65,889,660	-	-	-	65,889,660
Net income	-		-	-	13,718,440	-	13,718,440
Dividends paid	-		-	-	(2,222,162)	-	(2,222,162)
Foreign currency translation loss	-		-	-	-	(2,932,586)	(2,932,586)
Balance as of September 30, 2016	22,896,765	$-	91,606,418	$4,667,254	$17,560,804	$(5,018,476)	$108,816,000

See notes to the unaudited consolidated financial statements china lending corporation

CONSOLIDATED Statements of Cash Flows

	For The Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$13,718,440	$10,436,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,058	30,403
Amortization	11,221	-
Loss/ (Gain) on disposal of property and equipment	59	(13,149)
Deferred tax benefit	(687,620)	(360,377)
Provisions for loan losses	3,513,945	991,749
Changes in operating assets and liabilities:
Interest and fee receivable	(549,148)	(529,518)
Amount due from a related party	1,641,499	-
Other assets	(117,965)	26,527
Taxes payable	58,118	(983,776)
Other current liabilities	(488,038)	684,038
Net Cash Provided by Operating Activities	17,128,569	10,282,713

Cash Flows from Investing Activities:
Originated loans disbursement	(248,817,124)	(171,626,599)
Repayment of loans from customers	236,375,483	-
Purchase of property and equipment	(15,866)	(158,212)
Disposal of property and equipment	(1,129)	-
Purchase of intangible asset	(62,914)	-
Proceeds from sales of property and equipment	1,188	29,295
Payment for a cost method investment	-	(4,068,746)
Proceeds from disposal of loans receivable to a related party	-	165,113,351
Net Cash Used in Investing Activities	(12,520,362)	(10,710,911)

Cash Flows from Financing Activities:

Proceeds from issuing ordinary shares	-	1
Proceeds from short-term bank borrowings	10,379,868	11,290,210
Repayment of short-term bank borrowings	(3,749,531)	(13,013,011)
Proceeds from secured loan	-	9,956,278
Repayment of secured loan	(9,303,756)	(15,842,374)
Proceeds from loans from a cost investment investee	14,998,125	16,104,469
Repayment from loans from a cost investment investee	(14,998,125)	-
Payment of dividends	(6,574,421)	(5,725,461)
Net Cash (Used in)/ Provided by Financing Activities	(9,247,840)	2,770,112

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(87,927)	(42,400)

Net (Decrease)/ Increase in Cash and Cash Equivalents	(4,727,560)	2,299,514
Cash and Cash Equivalents at Beginning of Period	12,815,609	116,132
Cash and Cash Equivalents at End of Period	$8,088,049	$2,415,646

Supplemental Cash Flow Information
Cash paid for interest expense	$3,692,512	$2,470,406
Cash paid for income tax	$3,655,622	$3,294,329

See notes to the unaudited consolidated financial statements

CHINA LENDING CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China lending corporation( f.k.s “DT Asia”)  was a blank check company incorporated on April 8, 2014, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (an “Initial Business Combination”).

On July 6, 2016, the Company consummated the Initial Business Combination with Adrie Global Holdings Limited (“Adrie”) and its subsidiaries and variable interest entity by acquiring from the shareholders of Adrie, all outstanding interests of Adrie and issued 20 million ordinary shares for a purchase price of $200 million, with 8 million of such shares (the “Escrow Shares”) being held in escrow and subject to forfeiture (1) should the post-combination Company fail to meet certain minimum financial performance targets, or (2) as a result of indemnification claims by DT Asia Investments Limited. One-third of the Escrow Shares shall be released upon the post-combination Company obtaining certain specified adjusted consolidated net income targets in each of the calendar years 2016, 2017 and 2018.

The transaction was accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Adrie effectuated control of the post-combination Company. For accounting purposes, Adrie was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Adrie (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Adrie). Accordingly, the consolidated assets, liabilities and results of operations of Adrie became the historical financial statements of China Lending Corporation and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with Adrie beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this transaction.

After the business acquisition, DT Asia was renamed as China Lending Corporation.

China Lending Corporation (formerly known as DT Asia) (the “Company”, “we”, “us” and “our”) changed its fiscal year from March 31 to December 31.

Adrie was incorporated under the laws of British Virgin Islands on November 19, 2015. The Company, through its subsidiaries and variable interest entity (“VIE”) engages  in the business of providing loan facilities to micro, small and medium sized enterprises and sole proprietors in Xinjiang Uyghur Autonomous Region (“Xinjiang Province”) of the People’s Republic of China (“PRC”).

On February 11, 2015, Adrie incorporated China Feng Hui Financial Holding Group Co., Limited ("Feng Hui Holding") in Hong Kong with registered capital of HKD 1. Feng Hui Holding operates through two wholly-owned subsidiaries: Xinjiang Feng Hui Jing Kai Direct Lending Limited (“Jing Kai”) and Feng Hui Ding Xin (Beijing) Financial Consulting Co., Limited (“Ding Xin”).

On May 14, 2015, Feng Hui Holdings established Jing Kai under the laws of the PRC with registered capital of $80,000,000. Feng Hui Holding has no operations of its own to date.

On May 20, 2015, Feng Hui Holding established Ding Xin with registered capital of $1,000,000. Ding Xin is engaged in the business of financial consulting services.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Urumqi Feng Hui Direct Lending Limited (“Feng Hui”) is a company established under the laws of the PRC on June 12, 2009, and its investors as of September 30, 2016 consisted of nine PRC companies and seven PRC individuals. Feng Hui is a microcredit company primarily engaged in providing direct loan services to small-to-medium sized enterprises, farmers and individuals in Xinjiang Province, PRC.

In accordance with US GAAP, the primary beneficiary of a VIE is the variable interest holder (e.g., a contractual counterparty or capital provider) deemed to have the controlling financial interest(s) in the VIE. The primary beneficiary is the reporting entity (or member of a related party group) that has both of the following characteristics:

a) The power to direct the activities that most significantly impact the VIE’s economic performance; and

b) The obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Currently, Feng Hui is consolidated as a VIE of Ding Xin by a series of VIE Agreements with Ding Xin.

Contractual Arrangements between Ding Xin, Feng Hui, and Feng Hui’s Shareholders

On July 16, 2015, Ding Xin, Feng Hui and/or Feng Hui’s shareholders have executed the following agreements and instruments, pursuant to which China Lending Group, through its subsidiary Ding Xin, controls Feng Hui: Share Pledge Agreement, Exclusive Business Cooperation Agreement, Exclusive Option Agreement and Power of Attorney (“VIE Agreements”). Each of the VIE Agreements is described below, and became effective upon their execution therein.

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Feng Hui and Ding Xin, Ding Xin provides Feng Hui with comprehensive business support, technical services and consulting services relating to its day-to-day business operations and management, on an exclusive basis.

For services rendered to Feng Hui by Ding Xin under this agreement, Ding Xin is entitled to collect a service fee calculated based on the complexity, required time, contents and commercial value of the consulting services provided by Ding Xin. Ding Xin will calculate and sum up the service fees and correspondingly issue a notice to Feng Hui. Feng Hui will pay such service fees to the bank accounts as designated by Ding Xin within 10 working days from the receipt of such notice.

The Exclusive Business Cooperation Agreement shall remain in effect for five years unless it is terminated by Ding Xin at its discretion with 30-days prior notice. Feng Hui does not have the right to terminate the Exclusive Business Cooperation Agreement unilaterally. Ding Xin may at its discretion unilaterally extend the term of the Exclusive Business Cooperation Agreement. This agreement grants Ding Xin the position as the primary beneficiary who is entitled to absorb losses or to receive benefits that could potentially be significant to Feng Hui.

Share Pledge Agreement

Under the Share Pledge Agreement between the Feng Hui shareholders and Ding Xin, the 16 Feng Hui shareholders pledged all of their equity interests in Feng Hui to Ding Xin to guarantee the secured indebtedness caused by failure of performance of Feng Hui’s and the Feng Hui shareholders’ obligations under the Exclusive Business Cooperation Agreement, Exclusive Option Agreement and Power of Attorney. Under the terms of the Share Pledge Agreement, any dividend or bonus received by Feng Hui in respect of the Pledged Equity shall be deposited into an account designated by Ding Xin. The Feng Hui shareholders also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, Ding Xin is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws. The Feng Hui shareholders further agreed not to dispose of the pledged equity interests or take any actions that would prejudice Ding Xin’s interest.

The Share Pledge Agreement shall be effective until all obligations under the other VIE Agreements have been performed by Feng Hui, when the VIE Agreements are terminated or when the secured indebtedness has been satisfied in full. Under the terms of the agreement, in the event that Feng Hui or its investors breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Ding Xin, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests and absorbs expected losses. This agreement grants Ding Xin the position as the primary beneficiary who is entitled to absorb losses or to receive benefits that could potentially be significant to Feng Hui.

Risks in relation to the VIE structure

There are no consolidated VIEs’ assets that are collateral for the VIEs’ obligations and can only be used to settle the VIEs’ obligations. There are no creditors (or beneficial interest holders) of the VIEs that have recourse to the general credit of the Company or any of its consolidated subsidiaries. Conversely, liabilities recognized as a result of consolidating this VIE do not have any recourse on the Company’s general assets. There are no terms in any arrangements, considering both explicit arrangements and implicit variable interests, which require the Company or its subsidiaries to provide financial support to the VIEs.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Exclusive Option Agreement

Under the Exclusive Option Agreement, the Feng Hui shareholders irrevocably granted Ding Xin (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Feng Hui. The option price is equal to the lowest price permissible by PRC laws.

The Exclusive Option Agreement will remain effective for a term of five years and may be renewed at Ding Xin’s discretion.

Power of Attorney

Under the Power of Attorney, each Feng Hui shareholder authorized Ding Xin to act on the shareholder’s behalf as his, her or its exclusive agent and attorney with respect to all rights as a shareholder of Feng Hui, under PRC laws and the Articles of Association of Feng Hui, including but not limited to attending shareholder meetings and voting to approve the sale or transfer or pledge or disposition of shares in part or in whole or to designate and appoint the legal representative, directors, and supervisors of Feng Hui. When Ding Xin executes such shareholders’ rights, it should obtain all the current Ding Xin directors’ approval by the resolution of board of directors.

The Power of Attorney shall be continuously valid with respect to each Feng Hui shareholder from the date of execution of the Power of Attorney, so long as such Feng Hui shareholder is a shareholder of Feng Hui. Ding Xin is entitled to terminate the Power of Attorney unilaterally at its discretion by the written notice to Feng Hui.

The effective period of the VIE agreements is from July 16, 2015 to July 15, 2020. The VIE agreements can be renewed by written confirmation by Ding Xin to Feng Hui before their expiration. The extension length can be decided by Ding Xin solely. Once renewed, all the aforesaid agreed terms shall be unconditionally accepted by Feng Hui. Each VIE agreement can only be terminated if all parties thereto agree in writing to terminate the VIE agreement or if Ding Xin delivers to Feng Hui a notice of termination at least 30 days in advance of the termination effective date. Feng Hui has no right to terminate the VIE agreements unilaterally. Under this agreement, Ding Xin processes the power to direct the activities that most significantly impact the Feng Hui’s economic performance.

Upon a series of VIE Agreements, currently, substantially all of China Lending’s consolidated assets are held, and its consolidated revenues and income are generated, by Feng Hui, its consolidated variable interest entity that is controlled by contractual arrangements. Feng Hui is based in Urumqi, the capital city and business hub of Xinjiang Province, and most of Feng Hui’s lending activities are to enterprises and individual proprietors based there. The consolidated VIE’s assets may be used as collateral for the VIE's obligation and the creditors of consolidated VIE have no recourse to the general credit of the primary beneficiary.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

As of September 30, 2016, the group structure of the Company is as follow:

Unaudited consolidated financial statements as of and for the nine months ended September 30, 2016 included China Lending Corporation, Adrie, Feng Hui Holding, Jin Kai, Ding Xin and Feng Hui. The unaudited balance sheets as of September 30, 2016 and December 31, 2015, and the unaudited statements of income and comprehensive income, and cash flows for the nine months ended September 30, 2016 and 2015 were retrospectively adjusted to furnish comparative information, and included Feng Hui Holding, Jin Kai, Ding Xin and Feng Hui. Adrie recognized the acquired entities’ assets and liabilities at their carrying amounts in the accounts of the acquired entities at the date of the capital transaction under common control. After the completion of the capital transactions, the group mainly conducts business through Feng Hui.

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

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

2. Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of the Company and its subsidiaries and VIE are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The interim financial information as of September 30, 2016 and for nine months ended September 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s audited financial statements for the fiscal year ended December 31, 2015.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of September 30, 2016, its results of operations and its cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited interim consolidated financial statements include the financial statements of the Company, its VIE and subsidiaries, including the wholly-foreign owned enterprises ("WFOEs").

All significant inter-company transactions and balances have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintained accounts at banks. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the U.S. Federal depository insurance coverage of $250,000, or other limits of protection if held in financial institutions outside of the U.S., such as Government securities coverage of HK$500,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Loans receivable, net

Loans receivable primarily represent loan amount due from customers. Loans receivable are recorded at unpaid principal balances and net of an allowance that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of business loans and personal loans (See Note 4).

Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the statements of income and comprehensive income

The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”).

The Company recognizes a charge-off when management determines that full repayment of a loan is not probable. The primary factor in making that determination is the potential outcome of a lawsuit against the delinquent debtor. The Company will recognize a charge-off when the Company loses contact with the delinquent borrower for more than nine months or when the court rules against the Company to seize the collateral asset of the delinquent debt from either the guarantor or borrower. In addition, when the recoverability of the delinquent debt is highly unlikely, the senior management team will go through a stringent procedure to approve a charge-off. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The allowance for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date. The allowance is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual loans and actual loss, delinquency, and/or risk rating record within the portfolio (Note 5). The Company evaluates its allowance for loan losses on a quarterly basis or more often as necessary.

Interest and fee receivable

Interest and fee receivable are accrued and credited to income as earned but not received. The Company determines a loan past due status by the number of days that have elapsed since a borrower has failed to make a contractual interest or principal payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan interest or principal becomes past due by more than 90 days. Additionally, any previously accrued but uncollected interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectability of the remaining interest and principal. Loans are generally restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

Cost method investment

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Subtopic 325-20, “Investments-Other: Cost Method Investments” (“ASC 325-20”), the Company carries the cost method investments at cost and only adjusts for other-than-temporary impairment and distributions of earnings. Management regularly evaluates the investment for  impairment based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs.

Property and equipment

The property and equipment are stated at cost less accumulated depreciation. The depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property and equipment are stated in Note 10.

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred; major additions and betterment to equipment are capitalized.

Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Subtopic 10, "Impairment or Disposal of Long-Lived Assets" (“ASC 360-10”) issued by the FASB. ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually  or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the nine months ended September 30, 2016 and 2015.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Fair values of financial instruments

ASC Topic 825, “Financial Instruments” (“Topic 825”), requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of September 30, 2016 and December 31, 2015, financial instruments of the Company were primarily comprised of cash, loans receivable, accrued interest receivables, cost method investment, other receivables, short-term bank loans, secured loans and loans from a cost investment investee, taxes payable, convertible promissory note payable, convertible redeemable preferred shares, dividends payable, other payable and accrued expenses, which were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

Foreign currency translation and transactions

The reporting currency of China Lending and Adrie is United States Dollars (“$”), which is also the functional currency. The Fenghui Holding and  PRC subsidiaries and VIE maintain their books and records in its local currency, the Hongkong dollor (“HKD”) and Renminbi Yuan (“RMB”) respectively, which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

Transactions in foreign currencies other than functional currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC Topic 830, “Foreign Currency Matters,” the Company translated the assets and liabilities into US dollars using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in investors’ equity as part of accumulated other comprehensive income.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for loan losses; (ii) accrual of estimated liabilities; (iii) contingencies and litigation; and (iv) deferred tax assets and liabilities.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, service has been performed, the price is fixed or determinable and collection is reasonably assured, on the following:

1)	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is reversed and accrual is discontinued, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

2)	Assessment services on loans. The Company receives fees from assessment services in full at inception and records as unearned income before amortizing it throughout the period of services.

Non-interest expenses

Non-interest expenses primarily consist of salary and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fee, office supply, etc., and are expensed as incurred.

Income tax

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2016 and December 31, 2015, the Company did not have any uncertain tax positions.

Comprehensive income

Comprehensive income includes net income and foreign currency adjustments. Comprehensive income is reported in the statements of income and comprehensive income.

Accumulated other comprehensive (loss) income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

Operating leases

The Company leases its principal office under a lease agreement that qualifies as an operating lease. Payments made under operating leases are charged to the consolidated statements of comprehensive income on a straight line basis over the lease periods.

Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450 Subtopic 20, “Loss Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Recently issued accounting standards

In May of 2014, the FASB issued ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. Simultaneously, Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Accounting Standards Codification. ASC 606-10 provides the following overview of how revenue is recognized from an entity’s contracts with customers: The core principle of the guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for fiscal years ending after December 15, 2016 and interim periods within those years. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2015, the FASB issued updated guidance concerning presentation and subsequent measurement of debt issuance costs relating to line of credit arrangements, which can be presented on the balance sheet as an asset to be subsequently amortized ratably over the term of the line of credit arrangement. The updated guidance is effective immediately. This updated guidance did not have a material impact on our financial statements. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We adopted this standard and do not expect that it will have a material impact on our consolidated financial statements or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. An entity can elect to adopt ASU 2015-17 either (1) prospectively for all deferred tax assets and liabilities, or (2) retrospectively by reclassifying the comparative balance sheet. If applied prospectively, an entity is required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, an entity is also required to include quantitative information about the effects of the change on prior periods. The Company does not anticipate that this adoption will have a significant impact on its financial statements.

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

3. Risks

(a) Credit risk

Credit risk is one of the most significant risks for the Company’s business and arise principally in lending activities.

Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, the Company requires collateral in the form of rights to cash, securities or property and equipment.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The Company identifies credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

In measuring the credit risk of lending loans to corporate customers, the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its likely future development. For individual customers, the Company uses standard approval procedures to manage credit risk for personal loans.

(b) Liquidity risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

(c)   Foreign currency risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers' invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

(d) Industry concentration risk

The Company is exposed to concentration risk which is risk associated to over concentration on certain market, an excessive concentration can give rise to market risk.

Analysis for industry concentration over 10% as of September 30, 2016

	Loan receivable As of Sep 30, 2016	Interest income for the three months ended Sep 30, 2016	Interest income for the nine months ended Sep 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)
Tire Supply chain financing	84,045,234	$4,603,362	$10,755,067
Trade and service	33,317,836	$2,135,273	$6,069,764

	Percentage	Percentage	Percentage
	(Unaudited)	(Unaudited)	(Unaudited)
Tire Supply chain financing	57.2%	$57.93%	$51.53%
Trade and service	22.7%	$26.87%	$29.03%

3. Public Offering

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

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The Units sold in the Public Offering began trading on October 1, 2014, the day after the Effective Date. Each of the Shares, Rights and Warrants were eligible to trade separately effective as of October 22, 2014. Security holders now have the option to continue to hold Units or separate their Units into the component pieces. Holders will need to have their brokers contact the Company’s transfer agent in order to separate the Units into Shares, Rights and Warrants. On May 30, 2016 and July 6, 2016, 5,255,657 and 1,544,138 shares were redeemed respectively by public shareholders. As of July 7, 2016, the Units have ceased trading.

On July 6, 2016, DT Asia Investments Limited (the “Company”) closed its business combination with Adrie Global Holding Limited (“Adrie”). As a result, Adrie became a wholly-owned subsidiary of the Company.

Underwriting Agreement

The Company paid an underwriting discount on Units sold in the Public Offering, of 3.25% of the Unit offering price, to the underwriters at the closing of the Public Offering (or an aggregate of $2,229,520, including discounts for the Public Units sold in the Over-Allotment exercise). The Company also sold to EBC and/or its designees, at the time of the closing of the Public Offering, for an aggregate of $100.00, an option (“Unit Purchase Option” or “UPO”) to purchase 600,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the Effective Date and the closing of the Company’s Initial Business Combination and terminating on the fifth anniversary of the Effective Date (September 30, 2019) at a price per Unit equal to $11.75. Accordingly, after the Initial Business Combination, the purchase option will be to purchase 660,000 ordinary shares (which includes 60,000 ordinary shares to be issued for the rights included in the units) and 600,000 Warrants to purchase 300,000 ordinary shares. The Units issuable upon exercise of this option are identical to the Units in the Offering. On July 5, 2016, based on updated mutual agreement, the Company paid $1.5 million in cash, issued a $250,000 convertible promissory note (one year no interest, convertible at $10 at EBC’s option) and issued 34,300 ordinary shares to EBC with a value of $343,000 at $10 per share to settle the EBC advisory fee in full.

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

WARRANTS

DeTiger Holdings Limited (the “Sponsor”), agrees to transfer 1,000,000 warrants held by DeTiger in the amounts and to the transferee(s) as designated by the Seller Representative, for a purchase price payable by each Transferee of $0.50 per Warrant (the “Purchase Price”). The Purchase Price for each Warrant shall be payable by each Transferee only upon the exercise of each Warrant. As of September 30, 2016, 9,280,323 shares of warrants were issued and outstanding, none of the Warrants have been exercised.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

4. Convertible promissory note

On September 13, 2015, the Company issued a non-interest bearing convertible promissory note in the amount of up to $500,000 (the “Note”) to the Detiger holding which is convertible at $10 per unit at holder’s option. On July 6, 2016, the $100,000 note has been converted at $10.00 into 10,000 units, which consists of 10,000 shares, 10,000 rights and 10,000 warrants. 10,000 right entitles to receive 1/10 of the ordinary shares. Hence, a total of 11,000 shares was issued upon conversion. As of September 30, 2016, the balance for the convertible promissory note with related party is $400,000, which is due on January 6, 2017. The beneficial conversion feature of $ 51,700 was charged into expense immediately upon closing of the business combination.

On July 5, 2016, the Company issued a $250,000 convertible promissory note to its underwriter. The note is due on July 4, 2017, with no interest and convertible at $10 per unit at holder’s option. There was no beneficial conversion feature was recognized at issuance date since effective conversion price is higher than the stock price as of the issuance date.

As of September 30, 2016, the convertible promissory note balance is $650,000.

5. REDEEMABLE CONVERTIBLE PREFERRED SHARES

On July 6, 2016, the Company sold 715,000 Class A Preferred Shares at a price of $12.00 per Class A Share with an annual dividend of 8%. The Company received gross proceeds of $8,580,000 from this private placement without issuance cost.

The Class A Shares are mandatorily redeemable at a price $12.00 per Class A Share (subject to equitable adjustments for stock splits, stock dividends, recapitalizations and other similar adjustments), plus accrued dividends on the fifth anniversary of the original issue date of the Class A Shares. Each Class A Share is convertible into one ordinary share (subject to equitable adjustments for stock splits, stock dividends, recapitalizations and other similar adjustments) at shareholder’s option after the closing of the Business Combination. The Class A preferred shares are automatically convertible on the date on which the average closing price of the Company’s ordinary shares for three consecutive trading days, that is equal to or exceeds $16.00, provided that such date is after the closing of the Business Combination.

In the event of a Reorganization Event occurring following the closing of the Business Combination (which includes certain business combinations involving the Company or the Company having confirmed that at least 80% of the Class A Shares originally issued have elected to been converted at the election of their holders), each Class A Share outstanding immediately prior to such Reorganization Event shall be redeemed by the Company by making a redemption payment equal to the greater of the following (as reasonably determined by the Company’s Board of Directors): (i) an amount in cash equal to the liquidation preference, plus an amount equal to accumulated and unpaid dividends as of (but excluding) the date of the Reorganization Event, per Class A Share that is so redeemed, or (ii) the kind of securities, cash and other property that the holder of Class A Shares holding such Class A Share would have been entitled to receive if such holder had converted its Class A Shares into ordinary shares immediately prior to such Reorganization Event.

The Company did not recognize the beneficial conversion feature for the Class A Preferred shares since each Class A Share is convertible into one ordinary share (subject to equitable adjustments for stock splits, stock dividends, recapitalizations and other similar adjustments) at holder’s option. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. ASC 480-10-S99 notes that if a reporting entity issues preferred shares that are conditionally redeemable (e.g., at the holder’s option or upon the occurrence of an uncertain event not solely within the company’s control), the shares are not within the scope of ASC 480 because there is no unconditional obligation to redeem the shares by transferring assets at a specified or determinable date or upon an event certain to occur. If the uncertain event occurs, the condition is resolved, or the event becomes certain to occur, then the shares become mandatorily redeemable under FAS 150 and would require reclassification to a liability. The Class A Preferred Shares have been classified as mezzanine equity in the consolidated financial statement, pursuant to ASC 480-10-S99-3A, presented below total liabilities but not included in the subtotal for total equity as of September 30, 2016. The Class A Preferred Share is not deemed to be an embedded derivative instrument to be bifurcated since it’s indexed to its own stock.

As of September 30, 2016, $161,727 dividend for Convertible Redeemable Class A Preferred Shares was accrued and the outstanding balance for Class A Preferred Shares was $8,741,727.

6. STOCKHOLDER’S EQUITY

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2016 and December 31, 2015, there were 22,896,765 and 20,000,000 ordinary shares issued and outstanding, respectively.

Adrie was established on November 19, 2014 with share capital of $1, which consisted of one share with a par value of $1 per share.

On April 14, 2015, Adrie redeemed the one share and issued 20,000,000 shares with par value of $0.000000005 per share to various investors that were affiliates of investors of Feng Hui.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

On December 17, 2015, Adrie redeemed 571,428 shares and issued 571,428 with par value of $0.000000005 per share to each of the remaining investors on a pro rata basis.

Ordinary Shares held in Escrow

Upon consummation of the business combination between the Company and Adrie, an aggregate of 20 million of ordinary shares were issued and 8 million of the issued ordinary shares were deposited in escrow (the “Escrow Shares”). One-third of the Escrow Shares (along with the related accrued dividends and distributions) shall be released upon the post-combination company obtaining certain specified adjusted consolidated net income targets in each of calendar years 2016, 2017 and 2018.

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

Restricted Shares

On September 23, 2016, the members of the Compensation Committee of China Lending Corporation have determined to issue 2,700 shares of restricted shares to 19 employees of the Company.

Preferred Shares

The Company is authorized to issue unlimited preferred shares, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2016, the Company has issued 715,000 preferred shares.

7. Loans Receivable, Net

The interest rates on loans issued ranged between 17.28% ~24.00% and 18.36% ~ 22.44% for the nine months ended September 30, 2016 and 2015, respectively.

 Loans receivable consisted of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Business loans	$38,510,108	$41,794,907
Personal loans	111,000,960	99,118,875
Total loan receivable	149,511,068	140,913,782
Allowance for loan losses
Collectively assessed	(1,290,464)	(1,401,061)
Individually assessed	(4,342,477)	(807,647)
Allowance for loan losses	(5,632,941)	(2,208,708)
Loans receivable, net	$143,878,127	$138,705,074

The Company originates loans to customers located primarily in Urumqi City, Xinjiang Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of September 30, 2016 and December 31, 2015, the Company had 44 and 36 business loan customers, and 152 and 125 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance for loan losses is estimated on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

For the three months ended September 30, 2016 and 2015, and a provision of $1,856,823 and $489,861, were charged to the statement of income, respectively. For the nine months ended September 30, 2016 and 2015, a provision of $3,513,946 and $991,749 were charged to the statement of income, respectively. No write-offs against allowances have occurred for these periods.

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan's past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

The following table presents nonaccrual interest receivable and loans with aging over 90 days by classes of loan portfolio as of September 30, 2016 and December 31, 2015, respectively:

	September 30,	December 31,
	2016	2015
	(Unaudited)

Business loans	$8,587,798	$10,468,752
Personal loans	917,871	4,254,664
	$9,505,669	$14,723,416

The following table represents the aging of loans as of September 30, 2016 by type of loan:

	1-89 Days Past Due	90-179 Days Past Due	180-365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Business loans	$-	$1,799,748	$749,895	$6,038,155	$8,587,798	$29,922,310	$38,510,108
Personal loans	2,977,083	-	-	917,871	3,894,954	107,106,006	111,000,960
	$2,977,083	$1,799,748	$749,895	$6,956,026	$12,482,752	$137,028,316	$149,511,068

The following table represents the aging of loans as of December 31, 2015 by type of loan:

	1-89 Days Past Due	90-179 Days Past Due	180-365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$9,698,538	$770,214	$-	$10,468,752	$31,326,155	$41,794,907
Personal loans	-	4,254,664	-	-	4,254,664	94,864,211	99,118,875
	$-	$13,953,202	$770,214	$-	$14,723,416	$126,190,366	$140,913,782

Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of September 30, 2016:

	Business loans	Personal loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Guarantee backed loans	$28,251,544	$21,243,026	$49,494,570
Pledged assets backed loans	7,109,005	85,240,566	92,349,571
Collateral backed loans	3,149,559	4,517,368	7,666,927
	$38,510,108	$111,000,960	$149,511,068

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2015:

	Business loans	Personal loans	Total

Guarantee backed loans	$16,505,692	$30,525,132	$47,030,824
Pledged assets backed loans	5,593,296	65,289,524	70,882,820
Collateral backed loans	19,695,919	3,304,219	23,000,138
	$41,794,907	$99,118,875	$140,913,782

Most guarantee backed loans were guaranteed by shareholders of the Feng Hui. (See note 22).

Collateral Backed Loans

A collateral backed loan is a loan in which the borrower puts up an asset under their ownership, possession or control, as collateral for the loan. An asset usually is land use rights, equity shares, equipment or buildings. The loan is secured against the collateral and we do not take physical possession of the collateral at the time the loan is made.  We will verify ownership of the collateral and then register the collateral with the appropriate government entities to complete the secured transaction.  In the event that the borrower defaults, we can then take possession of the collateral asset and sell it to recover the outstanding balance owed. If the sale proceeds of the collateral asset is not sufficient to pay off the loan in full, we will file a lawsuit against the borrower and seek judgment for the remaining balance.

Pledged Asset Backed Loans

Pledged assets backed loans are loans with pledged assets. The pledged assets are usually inventory. Lenders take physical possession of the pledged assets at the time the loan is made and do not need to register them with government entities to secure the loan.  If the borrower defaults, we can sell the assets to recover the outstanding balance owed. For the supply chain financing involved for tire industry, the borrowers pledged with inventory and the whole sellers (certain are related parties) guarantee the repayment of loan if the borrowers defaults.

Both collateral loans and pledged loans are considered secured loans. The amount of a loan that lenders provide depends on the value of the collateral pledged.

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a corporation or high net worth individual which includes related parties (refer to Note 22).  As of September 30, 2016 and December 31, 2015, guaranteed loans make up 33.1% and 33.4% of our direct loan portfolio, respectively.

As of September 30, 2016 and December 31, 2015, the Company pledged $32,378,967 and $44,512,223 gross loans receivable for loans Feng Hui borrowed from a related party (See Note 13 and Note 14), which consisted of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Business loans	$7,088,008	$13,241,523
Personal loans	25,290,959	31,270,700
Total pledged loans receivable	$32,378,967	$44,512,223

8. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance is calculated at portfolio-level since our loans portfolio is generally comprised of smaller balance homogenous loans and is collectively evaluated for impairment.

For the purpose of calculating portfolio-level reserves, we have grouped our loans into two portfolio segments: Business and Personal. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, value of collateral and could include a qualitative component based on management judgment.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

In estimating the probable loss of the loan portfolio, the Company also considers qualitative factors such as current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors such as regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.

In addition, the Company calculates the provision amount as below:

1.	General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss.

2.

Special Reserve - is fund set aside covering losses due to risks related to the region of China, industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The loan portfolio did not include any loans outside of the PRC.

Generally, the primary factors for the evaluation of allowance for loan losses consist of business performance, financial position, cash flow and other operational performance of the debtors. Among these, cash flow of the debtors is the primary funding source for repayment for determining the allowance for loan losses and any collateral, pledged asset or guarantee is considered as a secondary funding source for repayment.

Besides the repayment ability and willingness to repay, the Company evaluates the allowance for loan losses of collateral backed loans based on whether the fair value of the collateral if the repayment is expected to be provided by the collateral is sufficient or not. For loans with pledged assets, the net realizable value of pledged assets for pledged backed loans will be estimated to see if they have sufficient coverage on the loans. For the guarantee backed loans, the Company evaluates the allowance for loan losses based on the combination of the guarantee, including the fair value and net realizable value of guarantor’s financial position, credibility, liquidity and cash flow.

As of September 30, 2016, the percentage of collateral, pledged asset, and guarantee backed loans were 5.13%, 61.77% and 33.1% respectively. As of December 31, 2015, the percentage of collateral, pledged asset, and guarantee backed loans were 16.3%, 50.3% and 33.4% respectively.

The valuation assessment of collateral and pledged assets was based on the valuation report issued by a valuation firm or the Company’s internal risk control department. The assets values were generally 50% to 60% of the fair value of collateral and pledged assets. The valuation will be updated for the loan period over one year in case of renewals and repeat customers. However, China Lending Group’s average loan term is less than 7 months, the value of the collateral and pledged assets, and guarantee backing the loans will be reviewed and monitored on a monthly basis through site visits. As of September 30, 2016 and December 31, 2015, 5.13% and 11.28% of collateral backed and pledged backed loan were under valuation assessment by a valuation firm. The assessment of the remaining loans was performed by the Company’s internal risk control department.

China Lending Group issues guarantee-backed loans in accordance with its loan management policy, and each guarantee-backed loan will undergo standard assessment procedures for willingness and ability of the guarantor to perform under its guarantee. China Lending Group accepts guarantees provided by three types of guarantors: professional guarantee companies, corporations and individuals which includes related parties (see note 22).

In assessing the willingness and ability of a professional guarantee company to perform under a guarantee, the Company consider factors including its guarantee licenses, size of registered capital, corporate governance, internal audit system, risk management and compensation system, risk reserve, length of operation history especially cooperation history with China Lending Group, its default costs and other pertinent factors such as the loan size backed by guarantee over its net assets.

In assessing the willingness and ability of a corporate guarantor to perform under a guarantee, the Company consider factors including nature of its businesses, size of registered capital, annual revenues, continuous profitability in the past three years, stability and adequacy of income and cash flows, clean credit history, current liabilities, willingness to accept credit monitoring by China Lending Group, its default costs and other pertinent factors such as the loan size backed by guarantee over its net assets.

In assessing the willingness and ability of an individual guarantor to perform under a guarantee, the Company consider factors including their residency, whether being able to provide permanent residential addresses, marital status, occupations, legitimacy and stability of incomes, assets and liabilities, clean credit history, no criminal history, their default costs and other pertinent factors such as the loan size backed by guarantee over their net assets.

The global economic environment became worse during the past and the current fiscal years. Such economic environment has caused liquidity problem for many companies, which also increased the frequency on defaulting the repayments by debtors, hence the increases of special reserve for loan losses.

For the nine months ended September 30, 2016 and 2015, $3,556,190 and $925,335 were charged as specific reserve with categories ranged from 0.5%-100% and 25%-75%, respectively.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the nine Months ended September 30, 2016 and 2015:

For the nine months ended September 30, 2016

	Business loans	Personal loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$1,053,579	$1,155,129	$2,208,708
Charge-offs	-	-	-
Provisions	2,126,033	1,387,913	3,513,946
Foreign currency translation adjustment	(58,759)	(30,954)	(89,713)
Ending balance	3,120,853	2,512,088	5,632,941
Ending balance: individually evaluated for impairment	2,846,601	1,495,876	4,342,477
Ending balance: collectively evaluated for impairment	$274,252	$1,016,212	$1,290,464

For the nine months ended September 30, 2015

	Business loans	Personal loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$466,921	$863,863	$1,330,784
Charge-offs	-	-	-
Provisions	439,529	552,220	991,749
Foreign currency translation adjustment	(31,910)	(41,417)	(73,327)
Ending balance	876,540	1,374,666	2,249,206
Ending balance: individually evaluated for impairment	471,416	439,989	911,405
Ending balance: collectively evaluated for impairment	$403,124	$934,677	$1,337,801

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

9. Loan impairment

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for corporate and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Currently, estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral which approximates to the carrying value due to the short term nature of the loans. The impaired amounts of personal loans were $93,424,921 and $4,254,664 as of September 30, 2016 and December 31, 2015, respectively. The impaired amounts of business loans were $11,084,948 and $10,468,752 as of September 30, 2016 and December 31, 2015, respectively.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. Due to the nature of the Company’s operation and the interest concessions granted, the troubled debt restructuring designation will not be removed until the loan is paid-off or otherwise disposed of. The Company reported its first troubled debt restricting in December 31, 2015. The Company has not removed any loan classified as a trouble debt restricting from that classification.

The Company allows a one-time loan extension based on an ancillary company policy with a period up to the original loan period, which is usually within twelve months. According to the Company’s loan management policy, granting initial one-time extension requires a new underwriting and credit evaluation. Borrowers are required to submit extension application 10 days before expiration of the original loan. Then the Company’s loan service department will investigate whether material changes have happened to the borrower’s business which may impact its repayment ability. The Company’s risk management department will reevaluate the loan. If the Company decides to grant one-time extension, an extension agreement will be executed between the borrower and the Company, plus commitment letter from guarantor to agree the loan extension and extend the guarantee duration. In evaluating the extension and underwriting new loans, China Lending Group will request that borrowers obtain guarantees from state-owned or public guarantee companies. Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually within twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. No loans were granted one-time extension for the three months ended September 30, 2016 and 2015. No loans and two loans of $0.88 million were granted one-time extension for the nine Months ended September 30, 2016 and 2015, respectively, which accounted for 1.53% and 0.00% of total loans made for the nine Months ended September 30, 2016 and 2015, respectively.

The troubled debt restructuring amounts of personal loans were $917,871 and $1,035,168 as of September 30, 2016 and December 31, 2015, respectively after providing an allowance for loan loss amounting to $232,530 and $22,377, respectively. The troubled debt restructuring amounts of business loans were $2,999,580 and $3,080,857 as of September 30, 2016 and December 31, 2015, respectively after providing an allowance for loan loss amounting to $759,902 and $73,129, respectively. The September 30, 2016 troubled debt restructuring amounts were the exact balances brought forward from December 31, 2015 after adjustment in foreign exchange. The increase in allowances in the troubled debt restructuring both in personal loans and business loans in September 30, 2016, as compared to that of December 31, 2015, was mainly attributable to the information regarding four loans that management believes are isolated and involve unique circumstances, including having a loan and its collateral being in an industry in which the Company does not typically engage, a problem with a bridge loan where a bank reversed its oral commitment to lend to a borrower after a short bridge period, a private guarantor that had less capital and liquidity than the Company had been led to believe and a loan collateralized by collateral that the borrower no longer had proper title to and where the borrower committed fraud by applying for the loan before the title to the collateral was transferred. These issues are isolated and management believes they are not indicative of future systemic issues and has addressed these types of issues appropriately going forward.

As of September 30, 2016 and December 31, 2015, there were no receivable derecognized for the real estate related investment obtained from collateral

A loan is considered to be a troubled debt restructuring loan when that is restructured or modified for economic or legal reasons, where these conditions are present: 1) The Company grants a concession that it otherwise would not consider and 2) The borrower is having financial difficulties. Under unusual circumstance, in order to reduce the potential losses on troubled debt, the Company may consider granting concession to borrowers with financial difficulties which has significant delay or significant shortfall in amount of payments. In order to deter troubled debt restructurings, stringent scrutiny and approval from the Company’s Loan Review Committee is required prior to the granting of concession on troubled debt.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

10. Property and Equipment

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expense is calculated using straight-line method over the estimated useful life below:

	Useful Life	September 30,	December 31,
	years	2016	2015
		(Unaudited)
Furniture and fixtures	5	$13,794	$4,208
Vehicles	4	139,450	143,229
Electronic equipment	3	20,443	16,256
Less: accumulated depreciation		(72,717)	(47,395)
Property and equipment, net		$100,970	$116,298

Depreciation expense totaled $9,638 and $8,808 for the three months ended September 30, 2016 and 2015, respectively, and $28,177 and $30,186 for the nine months ended September 30, 2016 and 2015, respectively.

11. COST METHOD INVESTMENT

	September 30,	December 31,
	2016	2015
	(Unaudited)
Beginning balance	$3,851,071	$-

Addition	-	3,851,071
Less: impairment loss	-	-
Foreign currency adjustment	(101,596)
Ending balance	$3,749,475	$3,851,071

In January 2015, the Company made a commitment to invest 5% of the paid-in capital in Xinjiang Microcredit Refinancing Co., Ltd. (“Microcredit Refinancing”). Microcredit Refinancing is a newly formed micro refinancing company in the PRC with total registered capital of RMB 1,000,000,000 (approximately $149,979,003). As at September 30, 2016, Microcredit Refinancing had paid-in capital of RMB 500,000,000 (approximately $74,989,501), and the Company had invested RMB 25,000,000 (approximately $3,749,475) in Microcredit Refinancing. Such investment is accounted for under the cost method as the Company does not have significant influence over Microcredit Refinancing. The cost of this investment approximated $3,749,475 and $3,851,071 as of September 30, 2016 and December 31, 2015.

An impairment charge is recorded if the carrying amount of the equity investment exceeds its fair value and this condition is determined to be other-than-temporary. The Company performs an impairment test on its cost method investment whenever events or changes in business circumstances indicate that an other-than-temporary impairment has occurred, by considering current economic and market conditions, operating performance, development stages and technology development, and engaging an independent third-party valuation firm to estimate the fair value of cost method investment, as appropriate. The Company recorded no impairment charge to the carrying value of its investments under the cost method for the nine months ended September 30, 2016 and 2015.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

12. Short-term Bank Loans, NET

The following is a summary of the Company’s short-term bank loans as of September 30, 2016 and December 31, 2015:

Short-term bank loans

			September 30,	December 31.
Bank name	Interest rate	Term	2016	2015
			(Unaudited)
Tianshan Rural Commercial Bank	Fixed annual rate of 10.0%	From January 7, 2016 to January 6 , 2017	$1,499,790	$-
Tianshan Rural Commercial Bank	Fixed annual rate of 10.0%	From August 9, 2016 to August 8, 2017	1,499,790
Tianshan Rural Commercial Bank	Fixed annual rate of 10.0%	From August 9, 2016 to December 8, 2016	1,499,790	-
Tianshan Rural Commercial Bank	Fixed annual rate of 10.0%	From August 11, 2016 to December 10, 2016	749,895	-
Bank of Urumqi Co., Ltd	Fixed annual rate of 10.0%	From July 13, 2016 to July 13, 2017	1,499,790	-
			6,749,055
Less unamortized financing cost			(140,605)
Short-term bank loans less unamortized financing cost			$6,608,450	$-

Interest expense incurred on the above short-term bank loans was $162,719 and $126,328 for the three months ended September 30, 2016 and 2015, respectively, and $420,921 and $317,512 for the nine Months ended September 30, 2016 and 2015, respectively. Financing expenses incurred on the above short-term bank loans was $48,404 and $79,380 for the three and nine Months ended September 30, 2016. The loans were guaranteed by certain shareholders in Feng Hui and related parties. (See Note 22)

During the nine months ended September 30, 2015, Feng Hui was granted loans from China Merchants Bank which were entrusted by a former related party of Feng Hui, Urumqi Changhe Financing Guarantee Co., Ltd (“Changhe”), who was an investor of Feng Hui before May 5, 2015. After Changhe ceased to be Feng Hui’s investor, it entrusted Tianshan Rural Commercial Bank to grant Feng Hui more loans. The interest expenses incurred on loans provided by Changhe were $117,273 for the three months ended September 30, 2015 and $215,770 for the nine months ended September 30, 2015.

During the nine Months ended September 30, 2016, Feng Hui was granted loans from Tianshan Rural Commercial Bank which were entrusted by Changhe and Urumqi Economic Development Zone Zhengxin Financing Guarantee Co., Ltd. (“Zhengxin”). The interest expenses incurred on loans provided by Changhe and Zhengxin were $115,259 and $47,460 for the three months ended September 30, 2016, and $299,689 and $121,232 for the nine months ended September 30, 2016.

Lender Name	Entrust Bank Name	Interest Rate	Term	Principal	Outstanding balance as of September 30, 2016
					(Unaudited)
Urumqi Economic Development Zone Zhengxin Financing Guarantee Co., Ltd.	Tianshan Rural Commercial Bank	Fixed annual rate of 10%	From January 7, 2016 to August 6, 2016	$1,499,790	$-
Urumqi Changhe Financing Guarantee Co., Ltd.	Tianshan Rural Commercial Bank	Fixed annual rate of 10%	From January 7, 2016 to August 6, 2016	$2,249,685	$-
Urumqi Changhe Financing Guarantee Co., Ltd.	Tianshan Rural Commercial Bank	Fixed annual rate of 10%	From January 7, 2016 to January 6, 2017	$1,499,790	$1,499,790
Urumqi Economic Development Zone Zhengxin Financing Guarantee Co., Ltd.	Tianshan Rural Commercial Bank	Fixed annual rate of 10%	From August 9, 2016 to August 8, 2017	$1,499,790	$1,499,790
Urumqi Economic Development Zone Zhengxin Financing Guarantee Co., Ltd.	Tianshan Rural Commercial Bank	Fixed annual rate of 10%	From August 9, 2016 to December 8, 2017	$1,499,790	$1,499,790
Urumqi Economic Development Zone Zhengxin Financing Guarantee Co., Ltd.	Tianshan Rural Commercial Bank	Fixed annual rate of 10%	From August 11, 2016 to December 10, 2017	$749,895	$749,895
Urumqi Economic Development Zone Zhengxin Financing Guarantee Co., Ltd.	Bank of Urumqi Co., Ltd	Fixed annual rate of 10%	From July 13, 2016 to July 13, 2017	$1,499,790	$1,499,790
			Total	$10,498,530	$6,749,055

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

13. Secured LoanS

The following is a summary of the Company’s secured loans as of September 30, 2016 and December 31, 2015:

			September 30,	December 31,
Lender name	Interest rate	Term	2016	2015
			(Unaudited)
China Great Wall Assets Management Co. Ltd.	Fixed annual rate of 12%	From May 29, 2015 to May 28, 2016	$-	$9,365,806
China Great Wall Assets Management Co. Ltd.	Fixed annual rate of 11.5%	From October 29, 2015 to Oct 28, 2016	14,967,904	15,373,476
			$14,967,904	$24,739,282

As of September 30, 2016 and December 31, 2015, the secured loan has maturity terms within 1 year. Interest expense incurred on the secured loan was $439,897 and $$527,514 for the three months ended September 30, 2016 and 2015, respectively, and $1,689,961 and $$1,635,023 for the nine months ended September 30, 2016 and 2015, respectively. Financing expenses incurred on the above short-term bank loans was $74,841 and $289,517 for the three and nine Months ended September 30, 2016.

The secured loan was guaranteed by shareholders of the Feng Hui (See Note 22), and Feng Hui pledged $2,999,580 and $11,830,491 loans receivable from its customers as of September 30, 2016 and December 31, 2015, respectively, to secure these loans for the lender.

The Company is negotiating with the lender, China Great Wall Assets Management Co. Ltd to extend the loan. Detailed terms are under negotiation.

14. loans FROM A COST INVESTMENT INVESTEE

The following is a summary of the Company’s loans from Xinjiang Microcredit Refinancing Co. Ltd., financing company in which the Company has a cost-basis investment (see Note 11), as of September 30, 2016 and December 31, 2015:

Lender name	Interest rate	Term	September 30, 2016	December 31, 2015
			(Unaudited)	(Unaudited)
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From August 10, 2015 to August 9, 2016	$-	$770,214
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From August 24, 2015 to August 23, 2016	-	770,214
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From August 25, 2015 to August 24, 2016	-	3,080,857
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From September 1, 2015 to August 31, 2016	-	3,080,857
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From September 23, 2015 to September 22, 2016	-	7,702,143
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From August 23, 2016 to August 22, 2017	3,749,475	-
Current portion			3,749,475	15,404,285
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From August 30, 2016 to November 29, 2017	2,249,685	-
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From September 1, 2016 to November 30, 2017	1,499,790	-
Xinjiang Microcredit Refinancing Co. Ltd.	Fixed annual rate of 12.0%	From September 19, 2016 to March 18, 2018	7,498,950	-
Non-current portion			11,248,425
Total loans from a cost investment investee			$14,997,900	$15,404,285

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Interest expense incurred on the above loans for the three months ended September 30, 2016 was $442,445, and for the nine Months ended September 30, 2016 was $1,375,684. The proceeds from these loans were used to fund Feng Hui’s operations. Feng Hui pledged loans receivable totaled $29,379,387 and $32,681,732 for these loans as of September 30, 2016  and December 31, 2015, and Feng Hui’s shareholders provided guarantee for these loans. (See note 22)

15. OTHER LIABILITIES

Other current liabilities as of September 30, 2016 and December 31, 2015 consisted of:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Interest payable	$373,324	$551,492
Accruals	22,873	236,701
Other payables	146,547	189,638
	$542,744	$977,831

Other non-current liabilities as of September 30, 2016 and December 31, 2015 consisted of:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Other payables	$832	$-

16. Other Operating Expense

Other operating expense for the nine Months ended September 30, 2016 and 2015 consisted of:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Depreciation and amortization	$10,780	$12,281	$29,410	$30,911
Guarantee fee	-	138,940	-	138,940
Legal and professional expenses	715,274	976,841	928,925	1,190,492
Office related expenses	107,263	22,620	228,743	144,100
Travel and entertainment	113,057	100,225	215,490	202,658
Fees on loans	-	86,896	-	332,547
Total	$946,374	$1,337,803	$1,402,568	$2,039,648

17. Employee Retirement Benefit

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, work injury insurance, birth insurance and housing fund. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $43,607 and $14,045 for the three months ended September 30, 2016 and 2015, respectively, and $90,136 and $47,389 for the nine months ended September 30, 2016 and 2015, respectively.

18. DIVIDEND PAYABLE

Feng Hui, the VIE of Adrie, declared dividends of RMB 43,000,000 (approximately $6,903,416) for the year ended December 31, 2015 to its shareholders on January 13, 2016, which were paid on March 10, 2016.

On August 29, 2016, the Company declared common shares dividend of USD 2,060,435 which represents 15% of the Company’s 2015 net income to the holders of record of the Company’s ordinary shares on September 8, 2016. On October 17, 2016, the total amount of common shares dividend was paid by cash of USD 2,043,275 and shares totalled 2,013 shares with par value USD 8.16 amounted USD 17,160.

On September 30, 2016, the Company declared dividend of $161,727 for convertible redeemable preferred shares, which was included in the balance of convertible redeemable preferred shares.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

19. Statutory Reserves

In accordance with PRC regulations, the subsidiaries and VIE of the Company in the PRC are required to provide a statutory reserve, which is appropriated from net income as reported in the Company’s statutory accounts. The Company is required to allocate 10% of its annual after-tax profit to the statutory reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The statutory reserves can only be used for specific purposes and are not distributable as cash dividends. As of September 30, 2016 and December 31, 2015, statutory serves did not reach 50% of the Company’s registered capital.

The details of statutory reserves for each PRC subsidiary as set below:

As of September 30, 2016

	Jing Kai	Ding Xin	Feng Hui	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Registered capital	$32,086,133	$916,747	$94,723,963	$127,726,843
After-tax profits for the year		3,133,344	11,037,670	14,171,014
Statutory reserve		173,296	4,493,958	4,667,254

As of December 31, 2015

	Jing Kai	Ding Xin	Feng Hui	Total

Registered capital	80,000,000	$1,000,000	$94,723,963	$175,723,963
After-tax profits for the year	-	1,732,960	12,508,894	14,241,854
Statutory reserve	-	173,296	4,493,958	4,667,254

20. EARNinGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months and nine Months ended September 30, 2016 and 2015, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$3,867,891	$2,873,725	$13,718,440	$10,436,816
Dividends to Class A preferred shareholders	(161,727)	-	(161,727)	-
Net income attributable to the ordinary shareholders	3,706,164	2,873,725	13,556,713	10,436,816

Basic weighted-average common shares outstanding	15,078,111	20,000,000	18,347,395	20,000,000
Conversion of Class A Convertible Redeemable Preferred Shares	715,000	-	715,000	-
Conversion of Convertible Note	-	-	10,111	-
Conversion of Unit Purchase Option	-	-	176,667	-
Conversion of Restricted Shares	-	-	330	-
Diluted weighted-average common shares outstanding	15,793,111	20,000,000	19,249,503	20,000,000

Earnings per share:
Basic	$0.25	$0.14	$0.74	$0.52
Diluted	$0.23	$0.14	$0.70	$0.52

Basic earnings per share to the ordinary shareholders are computed by dividing the net income attributable to the ordinary shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the weighted average dilutive effect of Class A Convertible Redeemable Preferred Shares, Unit Purchase Option, Convertible Promissory Note and Nonvested Restricted Shares to employees for the nine months ended September 30, 2016. The dilutive effect includes Class A Convertible Redeemable Preferred Shares for three months ended September 30, 2016. Warrants are anti-dilutive for the three and nine months ended September 30, 2016. 8 million restricted shares held in Escrow are excluded for both basic and diluted weighted average shares since the earn out target attainable test is suppose to be performed at the year ended December 31, 2016 and shares will be issuable until the year end as of December 31, 2016, 2017 and 2018 if the Company passed the earn out target attainable test.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

21. TAXATION

China Lending Corporation is incorporated in British Virgin Islands with zero income tax rate. China Lending Corporation did not generate taxable income in the British Virgin Islands for the period from July 7, 2016 to September 30, 2016.

Adrie is incorporated in the British Virgin Islands with zero income tax rate. Adrie did not generate taxable income in the British Virgin Islands for the period from November 19, 2014 (date of inception) to September 30, 2016.

Feng Hui Holding was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period from February 11, 2015 (date of inception) to September 30, 2016 because the Company has no operation in Hong Kong.

Jing Kai was incorporated in the PRC. Jing Kai did not generate taxable income in the PRC for the period from May 14, 2015 (date of inception) to September 30, 2016.

Ding Xin was incorporated in the PRC. Ding Xin generated taxable income in the PRC for the period from May 20, 2015 (date of inception) to September 30, 2016, which is subject to PRC income tax at a rate of 25%.

Feng Hui was incorporated in the PRC. Feng Hui generated taxable income in the PRC for the nine months ended September 30, 2016. As stipulated by the Taxation Law of PRC, Feng Hui is subjected to PRC income tax at a rate of 25%. Feng Hui is a qualified enterprise engaged in industry list of Western Development Strategy and is therefore entitled to preferential tax rate of 15%.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

	For the three months ended September 30,		For the nine Months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income tax expense is comprised of:
Current income tax	$1,322,517	$750,103	$3,709,136	$2,358,834
Deferred income tax (benefit)/ expense	(490,762)	(259,451)	(687,620)	(369,377)
Total provision for income taxes	$831,755	$490,652	$3,021,516	$1,998,457

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 are presented below:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Accrued interest receivable	-	(1,340)
Accrued interest payable	55,999	82,724
Allowance for loan losses	847,430	121,476
Accruals	17,486	40,580
Deferred tax assets	$920,915	$243,440

The Company had no net operating loss carryforward as of September 30, 2016 and December 31, 2015.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The management considered all available evidence, both positive and negative, in determining the realizability of deferred tax assets at September 30, 2016. Management considered carry back availability, the scheduled reversals of deferred tax liabilities, projected future taxable income during the reversal periods, and tax planning strategies in making this assessment. Management also considered recent history of taxable income, trends in the Company’s earnings and tax rate, positive financial ratios, and the impact of the downturn in the current economic environment (including the impact of credit on allowance and provision for loans receivable) of the Company. Based upon its assessment, management believes that a valuation allowance was not necessary as of September 30, 2016.

The effective tax rates for the nine months ended September 30, 2016 and 2015 were 18.0% and 16.1%, respectively. The reconciliation between the effective income tax rate and the PRC statutory income tax rate of 15% and 25% respectively are as follows:

	For the three months ended September 30,		For the nine Months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC statutory tax rate	25.0%	25.0%	25.0%	25.0%
Effect of preferential income tax rate	(9.5)%	(10.0)%	(7.8)%	(10.0)%
Effect of different income tax rate in other jurisdictions	0.0%	-	0.0%	0.0%
Effect of non-deductible expenses	0.0%	-	0.1%	-
Others	2.2%	1.6%	0.7%	1.1%
Effective tax rate	17.7%	16.6%	18.0%	16.1%

The enterprise income tax payable was as follows:

	September 30,	December 31,
	2016	2015
	(Unaudited)

Income Tax Payable	$926,357	$913,607

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

22. Related Party Transactions AND BALANCES

1) Nature of relationships with related parties

Name	Relationships with the Company
Xinjiang Puzhao Technology Development Co., Ltd.	A non-controlling investor of Feng Hui
Xinjiang Nolde Equity Investment Limited Partership	A non-controlling investor of Feng Hui
Xinjiang Huajun Energy Saving Equipment Co., Ltd.	A non-controlling investor of Feng Hui
Xinjiang Shuangcheng Equity Investment Co., Ltd.	A non-controlling investor of Feng Hui
Xinjiang Yongji Commercial Trading Co., Ltd.	A non-controlling investor of Feng Hui
Xinjiang Shenghe Dairy Co., Ltd.	A non-controlling investor of Feng Hui
Xinjiang Ruide Lighting Co., Ltd.	A non-controlling investor of Feng Hui
Xinjiang Puyuan Logistics Co., Ltd.	A non-controlling investor of Feng Hui
Liu Yuanqing	A non-controlling investor of Feng Hui
Guo Xiaoyan	A non-controlling investor of Feng Hui
Chen Hong	A non-controlling investor of Feng Hui
Zhang Jianfeng	A non-controlling investor of Feng Hui
Ma Shiyao	A non-controlling investor of Feng Hui
Xinjiang Xinrui Hongcheng Commercial Trading Co., Ltd.	A non-controlling investor of Feng Hui
Urumqi Changhe Credit Guarantee Co., Ltd	A non-controlling investor of Feng Hui (until May 5, 2015)
Li Jingping	General manager of the Company and a non-controlling investor of Feng Hui
Qi Wen	Legal representative of the Company and a non-controlling investor of Feng Hui
Xinjiang Xinheng Guarantee Co., Ltd.	A related company of a non-controlling investor of Feng Hui (until May 5, 2015)
Liu Shaohua	A management of a non-controlling investor of Feng Hui (until May 5, 2015)
Pan Chunju	A management of a non-controlling investor of Feng Hui
Zheng Yongde	A management of a non-controlling investor of Feng Hui
Wang Xijuan	A management of a non-controlling investor of Feng Hui
Han Guifen	A management of a non-controlling investor of Feng Hui
Shi Xiaofang	A management of a non-controlling investor of Feng Hui
Wang Qing	A management of a non-controlling investor of Feng Hui
Li Xincai	A management of a non-controlling investor of Feng Hui
Shi Feng	A management of a non-controlling investor of Feng Hui
Jin Cheng	A management of a non-controlling investor of Feng Hui
Xinjiang Century Lily Financing Guarantee Co., Ltd.	A related company of a non-controlling investor of Feng Hui
Turpan Zhongxin Microfinance Co., Ltd.	A related company of a non-controlling investor of Feng Hui
Wujiaqu Zhongyin Huifeng Microfinance Co., Ltd.	A related company of a non-controlling investor of Feng Hui
Xinjiang Fenghui Zhengxin Asset Management Co., Ltd.	A related company of non-controlling investors of Feng Hui
Qiao Yonggang	Staff of Feng Hui
Wang Hong	Staff of Feng Hui

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

2) Related party transactions

A.	Loans to related parties- Loans to and related parties of the Company, and outstanding balances were as follows:

	Loans made to Related Parties				Loans Receivable from Related Parties
	During the three months ended September 30,		During the nine Months ended September 30,		As of September 30,	As of September 30,
Related Party Name	2016	2015	2016	2015	2016	2015

Han Guifen	$-	$-	$-	$1,301,999	$-	$-
Wang Hong	-	-	-	-	-	1,113,730
	$-	$-	$-	$1,301,999	$-	$1,113,730

Interest income derived from the above loans to related parties were $21,666 and $302,094 for the three months ended September 30, 2016 and 2015, respectively, and $133,891 and $1,068,518 for the nine Months ended September 30, 2016 and 2015, respectively. These loans were made in the normal course of the Company’s lending operation. The interest rates on the above loans ranged between nil~nil and 21.36%~24.00% for the nine Months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, a general allowance for loan losses of nil and $11,137 was provided for the loans receivable from related parties.

B.	Loans from a related party- Loans from a former investor of Feng Hui that were outstanding during the nine Months ended September 30, 2016 and 2015 are as follows:

Creditor	Entrust Bank Name	Interest Rate	Term	Principal	As of September 30, 2016	As of December 31, 2015
					(Unaudited)
Urumqi Changhe Financing Guarantee Co., Ltd.	China Merchants Bank	Fixed annual rate of 12%	From January 27, 2015 to December 26, 2015	$1,605,446	$-	$1,605,446

The outstanding of loan from a related party was nil and $1,605,446 as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2015, Feng Hui was granted loans from China Merchants Bank which were entrusted by a former related party of Feng Hui, Urumqi Changhe Financing Guarantee Co., Ltd (“Changhe”), who was an investor of Feng Hui before May 5, 2015. After Changhe ceased to be Feng Hui’s investor, it entrusted Tianshan Rural Commercial Bank to grant Feng Hui more loans. The interest expenses incurred on loans provided by Changhe were $9,483 for the three months ended September 30, 2015 and $98,497 for the nine months ended September 30, 2015.

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

C.	Guarantees

-	Guarantees of the loans receivable provided by Feng Hui’s shareholders and related parties of the Company, and outstanding balances were as follows:

	For the three months ended September 30,		For the nine Months ended September 30,		September 30,	December 31,
Shareholders and related parties	2016	2015	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Xinjiang Puzhao Technology Development Co., Ltd.	$27,893,513	$4,251,755	$64,006,144	$10,598,998	$35,423,541	$30,357,225
Xinjiang Huajun Energy Saving Equipment Co., Ltd.	-	542,438	-	6,206,132	-	585,363
Xinjiang Yongji Commercial Trading Co., Ltd.	12,698,913	-	29,650,517	3,499,121	18,724,879	12,474,390
Xinjiang Shenghe Dairy Co., Ltd.	-	-	-	2,441,247	-	-
Xinjiang Ruide Lighting Co., Ltd.	-	-	-	2,766,747	-	-
Liu Yuanqing	-	-	-	325,500	-	-
Qi Wen	-	-	-	919,536	-	870,342
Xinjiang Century Lily Financing Guarantee Co., Ltd.	12,148,481	-	21,759,251	1,906,886	13,102,166	2,649,537
Turpan Zhongxin Microfinance Co., Ltd.	-	4,808,655	-	4,808,655	-	1,848,514
Wujiaqu Zhongyin Huifeng Microfinance Co., Ltd.	-	3,263,034	3,673,091	3,263,034	974,864	2,507,818
Qiao Yonggang	-	488,249	-	488,249	-	-
Li Xincai	-	2,620,073	-	2,620,073	-	2,464,686
Jin Cheng	-	-	-	-	-	1,113,730
	$52,740,907	$15,974,204	$119,089,003	$39,844,178	$68,255,450	$54,871,605

-	Guarantees of the short-term bank loans of the Company provided by the Feng Hui’s shareholders were as follows:

Bank name	Principal	As of September 30, 2016	Term	Investors and related parties
		(Unaudited)
Tianshan Rural Commercial Bank	$1,499,790	$-	From January 7, 2016 to August 6, 2016	Li Jingping
Tianshan Rural Commercial Bank	2,249,685	-	From January 7, 2016 to August 6, 2016	Li Jingping
Tianshan Rural Commercial Bank	1,499,790	1,499,790	From January 7, 2016 to January 6, 2017	Li Jingping
Tianshan Rural Commercial Bank	1,499,790	1,499,790	From August 9, 2016 to August 8, 2017	Li Jingping
Tianshan Rural Commercial Bank	1,499,790	1,499,790	From August 9, 2016 to December 8, 2016	Li Jingping
Tianshan Rural Commercial Bank	749,895	749,895	From August 11, 2016 to December 10, 2016	Li Jingping
Bank of Urumqi Co., Ltd	1,499,790	1,499,790	From July 13, 2016 to July 13, 2017	Li Jingping
	$10,498,530	$6,749,055

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

-	Guarantees of the secured loans and loans from a cost investment investee of the Company provided by Feng Hui’s shareholders and related parties of the Company were as follows:

Lender name	Principal	As of September 30, 2016		Term	Investors and related parties
		(Unaudited)
China Great Wall Assets Management Co. Ltd.	$9,118,723		$-	From May 22, 2015 to May 21, 2016	Xinjiang Puzhao Technology Development Co., Ltd.
					Xinjiang Huajun Energy Saving Equipment Co., Ltd.
					Qi Wen
					Li Jingping
					Zhao Ming
China Great Wall Assets Management Co. Ltd.	14,967,904	14,967,904		From October 29, 2015 to October 28, 2016	Xinjiang Puzhao Technology Development Co., Ltd.
					Xinjiang Huajun Energy Saving Equipment Co., Ltd.
					Qi Wen
					Li Jingping
					Zhao Ming
Xinjiang Microcredit Refinancing Co., Ltd.	749,895	-		From August 10, 2015 to August 9, 2016	Xinjiang Huajun Energy Saving Equipment Co., Ltd
Xinjiang Microcredit Refinancing Co., Ltd.	749,895	-		From August 24, 2015 to August 23, 2016	Xinjiang Huajun Energy Saving Equipment Co., Ltd
Xinjiang Microcredit Refinancing Co., Ltd.	2,999,580	-		From August 25, 2015 to August 24, 2016	Xinjiang Huajun Energy Saving Equipment Co., Ltd
Xinjiang Microcredit Refinancing Co., Ltd.	2,999,580	-		From September 1, 2015 to August 31, 2016	Xinjiang Huajun Energy Saving Equipment Co., Ltd
Xinjiang Microcredit Refinancing Co., Ltd.	7,498,950	-		From September 23, 2015 to September 22, 2016	Qi Wen; Li Jing Ping
Xinjiang Microcredit Refinancing Co., Ltd.	3,749,475	3,749,475		From August 23, 2016 to August 22, 2017	Qi Wen; Li Jing Ping; Zhang Jian Feng; Chen Hong
Xinjiang Microcredit Refinancing Co., Ltd.	2,249,685	2,249,685		From August 30, 2016 to November 29, 2017	Qi Wen; Li Jing Ping; Zhang Jian Feng; Chen Hong
Xinjiang Microcredit Refinancing Co., Ltd.	1,499,790	1,499,790		From September 1, 2016 to November 30, 2017	Qi Wen; Li Jing Ping; Zhang Jian Feng; Chen Hong
Xinjiang Microcredit Refinancing Co., Ltd.	7,498,950	7,498,950		From September 19, 2016 to March 18, 2018	Qi Wen; Li Jing Ping; Zhang Jian Feng; Chen Hong

	$54,082,427	$29,965,804

CHINA LENDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

D.	Amount due from a related party

The following is a summary of amounts due from a related party as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Xinjiang Feng Hui Zhengxin Assets Management Co., Limited	$-	$1,653,839

E.	Sale of loans receivable to a related party

On November 26, 2015, the Company sold loan receivables totaling RMB 56,100,000 (approximately $9,006,000) to Xinjiang Feng Hui Zhengxin Assets Management Co., Limited ("Zhengxin") for RMB 56,100,000 (approximately $9,006,000) without recourse and received in return fixed cash payments totaling RMB 45,363,776 (approximately $7,282,000) as of December 31, 2015. The fair value of loan receivables at the time sold was RMB 52,767,000 (approximately $8,471,000) and the Company has recognized a capital gain of RMB 3,333,000 (approximately $535,000) in additional paid-in capital. As of September 30, 2015, the outstanding amount due from Zhengxin was RMB 10,736,224 (approximately $1,654,000), which was received from Zhengxin in January 2016.

23. Concentration of Credit Risks

As of September 30, 2016 and December 31, 2015, the Company held cash of $8,088,049 and $6,732,601, respectively, that was uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

No customer accounted for more than 10% of total loan balance as of September 30, 2016 and December 31, 2015.

24. Commitments and Contingencies

Operating lease

The Company did not have any operating lease as of September 30, 2016.

Legal proceedings

For the nine months ended September 30, 2016, the Company was involved in three lawsuits with its loan customers for the aggregated claim of delinquent balances of $7.67 million. As of September 30, 2016, two of the cases with an aggregated claim of $4.27 million had been meditated by the Court in favor of the Company and one of cases with an aggregated claim of $804,925 was in the process of enforcement. The remaining case with an aggregated claim of $2.6 million had been adjudicated by the Court in favor of the Company.

25. Subsequent Event

On August 29, 2016, the Company declared common shares dividend of USD 2,060,435 which represents 15% of the Company’s 2015 net income to the holders of record of the Company’s ordinary shares on September 8, 2016. On October 17, 2016, the total amount of common shares dividend was paid by cash of USD 2,043,275 and shares totaled 2,013 shares with amounted of $17,160.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to China Lending Corporation (formerly DT Asia Investments Limited), except where the context requires otherwise. The following management discussion and analysis (“MD&A”) should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report and in conjunction with MD&A and audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2016 filed on June 29, 2016. All capitalized terms in this MD&A that are not defined shall have the meaning ascribed to them in the Notes to the Financial Statements included herewith.

Overview

DT Asia Investments Limited (“DT Asia”) was a blank check company incorporated on April 8, 2014, under the laws of the British Virgin Islands (“BVI”) with limited liability (meaning our public shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount paid for their shares) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities.

Adrie Global Holdings Limited (“Adrie,” and together with its subsidiaries and variable interest entity (“VIE”) the “Company”), was incorporated under the laws of British Virgin Islands on November 19, 2015. The Company, through its subsidiaries and VIE engages in the business of providing loan facilities to micro, small and medium sized enterprises and sole proprietors in Xinjiang Uyghur Autonomous Region (“Xinjiang Province”) of the People’s Republic of China (“PRC”).

On July 6, 2016, DT Asia consummated the initial business combination transaction contemplated by a Share Exchange Agreement dated January 11, 2016, by and among Adrie using cash from the proceeds of our initial public offering and the private placement of the private units, or our shares. Immediately after the Business combination, DT Asia changed its company name to China Lending Corporation, and continues the existing business operations of Adrie as a publicly traded Company under the name “China Lending Corporation” (the “China Lending”, “Company”). Pursuant to the Exchange Agreement, China Lending (formerly known as “DT Asia”) acquired 100% of the issued and outstanding equity interests of Adrie, which is comprised of Adrie which conducts its business through its variable interest entity (“VIE”), Urumqi Feng Hui Direct Lending Limited (“Feng Hui”), and its consolidated subsidiaries, which include Jin Kai and Ding Xin, from the shareholders of Adrie (the “Transaction”). Adrie became wholly-owned subsidiaries and variable interest entity of China.

Upon the consummation of the Transaction, Adrie shareholders received 20,000,000 ordinary shares (“Purchased Shares”) of China Lending. However, 8,000,000 Purchased Shares deposited in an escrow account (“Escrow Earn-out Shares”) and, together with related dividends, will be forfeitable or released subject to the achievement of earn-out targets and to the payment of indemnification obligations as set forth in the Exchange Agreement. During the time held in the escrow account, each holder of Escrow Earned-out Shares has the right to vote and is entitled to dividend based on its pro rata share subject to adjustment for the forfeiture based on earned out targets and to the payment of indemnification obligations. One-third of the Escrow Shares shall be released upon the post-combination Company obtaining certain specified adjusted consolidated net income targets in each of the calendar years 2016, 2017 and 2018.

Immediately following the closing of the exchange, the board of directors of the post-combination company consisted of five directors, three of whom were designated by Adrie and two shall be designated by DT Asia. The Transaction was accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of Adrie owned at least 87.4% of the outstanding ordinary shares of China Lending immediately following the completion of the Transaction and Adrie’s operations was the operations of China Lending following the Transaction. Accordingly, Adrie was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Adrie. As a result, the assets and liabilities and the historical operations that was reflected in the China Lending Corporation’s financial statements after consummation of the Transaction will be those of Adrie and was recorded at the historical cost basis of Adrie. China Lending’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Adrie upon consummation of the Transaction. No step-up in basis or intangible assets or goodwill are recorded in this transaction.

After the consummation of the Transaction, there were 22,894,067 ordinary shares outstanding (including escrow shares). On September 22, 2016, the Compensation Committee of the Company have approved the issuance of 2,700 ordinary shares to 19 employees of the Company in the amounts of $21,330 and subject to the vesting schedule specified such that half of these shares shall vest on September 22, 2017 and the remaining half of the shares shall vest on September 22, 2018. As of September 30, 2016, there were 22,896,765 ordinary shares and 9,280,323 warrants outstanding.

Urumqi Feng Hui Direct Lending Limited (“Feng Hui”) is a company established under the laws of the PRC on June 12, 2009, and its investors as of September 30, 2016 consisted of nine PRC companies and seven PRC individuals. Feng Hui is a microcredit company primarily engaged in providing direct loan services to small-to-medium sized enterprises, farmers and individuals in Xinjiang Province, PRC. Until August 1, 2015, Adrie conducted its business solely through Feng Hui.

As of September 30, 2016, Feng Hui is one of the top direct lending operations in Xinjiang Province in terms of registered capital and loans receivables according to data from the PBOC. Feng Hui typically provides MSMEs, family-run businesses, farmers and individual borrowers with working capital and bridge financing support, primarily through means of short-term loans based upon their needs and qualifications.

In line with its business environment and funding demands, as well as the risk minimization requirements and increase adaptability to the changes in economy and industry, the Company’s mandate is to maintain loan facilities that are small in size and short term and to diversify its customer base into multiple industries.

In addition to loan origination and servicing, the Company leverages its strength to provide its customers with financing-related value-added services, tailored financing solutions and advisory services on finance and tax management.

In August 2016, as part of the corporate social responsibility, the Company has mandated to support social enterprises and green projects. In September 2016, the Company has successfully supported three social projects while maintaining the operation practices of the Company.

The following are some key measures of the Company’s direct lending operations:

●	During the nine months ended September 30, 2016, the Company’s average loan size decreased $0.40 million, or 36.8%, to $0.68 million, compared to the average loan size of $1.08 million during the nine months ended September 30, 2015, having size of loans range from $7.50 thousand to $2.86 million. During the third quarter of 2016, the Company’s average loan size decreased $0.92 million, or 92.6%, to $0.07 million, compared to the average loan size of $0.99 million during the third quarter of 2015. Pursuant to China’s PBOC requirement on Management of Small-Amount Loan, any loan extended by a direct lender to a single client shall not exceed 5% of its net assets. The Company’s internal guidelines provide that any loan extended to a single client may not exceed 5% of Feng Hui’s paid-in capital, which results in a current maximum loan size of approximately $4.6 million. The Company’s average amount of loan with the size of loans ranging from $7.5 thousand to $3.0 million.

●	During the nine months ended September 30, 2016, the Company issued 353 loans compared to 87 loans issued during the nine months ended September 30, 2015. During the third quarter of 2016, the Company issued 120 loans compared to 57 loans issued during the third quarter of 2015.

●

Instead of issuing loan facilities of one year and longer as in banks and other financial institutions, the Company has been providing its customers with loans of one year and shorter durations. The average term of loans issued during the nine months ended September 30, 2016 was 5.5 months, a decrease of 2.2 months as compared to the average term of 7.7 months during the nine months ended September 30, 2015. The average term of loans issued during the third quarter of 2016 was 5.7 months, a decrease of 0.2 months as compared to the average term of 5.9 months during the third quarter of 2015.

●	The Company attempts to spread its industry risk and to avoid over reliance on any particular industry by diversifying its customer base into several industries. As of September 30, 2016, the Company’s business covered more than eight industries with a single industry representing more than 50% of our business which was mainly caused by seasonality of that industry. The industries covered include Commerce and Trade, Real Estates, Energy and Mining, Agriculture, Manufacturing, Supply Chain Financing, Service and Others.

Credit risks, including customer defaults from the direct lending business is inherent in the Company’s principal business. The Company’s credit evaluation and risk management system was developed based upon its extensive experience in serving MSMEs and allows it to effectively conduct its direct lending business with a very low default rate. From Feng Hui’s inception until September 30, 2016, the cumulative bad debt was $1.0  million representing less than 0.10% of the aggregate principal amount of loans during the period.

Key Factors that Affect Operating Results

Feng Hui is located in the Economic Technological Development Zone of Urumqi, one of the cities in northwestern China that most significantly benefits under the New Silk Road (One Belt, One Road) initiative. The Company’s management believes that this initiative will bring new investment opportunities and business activities into Urumqi over the next ten years at the minimum, and the demand for capital and loan facilities should be significantly higher than before the initiative.

Although the PRC economy has grown in recent years, the pace of growth has slowed, and even that rate of growth may not continue. According to the National Bureau of Statistics in China (“NBS”), the annual rate of growth in the PRC declined from 7.7% in 2013 to 7.3% in 2014, and 6.9%  in 2015, and the annual rate of growth in Xinjiang Province has declined from 11.0% in 2013 to 10.0% in 2014 and 8.8% in 2015. A further slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for the Company’s direct lending service and may have a materially adverse effect on its business.

Our operating subsidiaries are incorporated, and our operations and assets are primarily located, in China. Accordingly, our results of operations, financial condition and prospects are affected by China’s economic and regulation conditions in the following factors: (a) an economic downturn in China or any regional market in China; (b) economic policies and initiatives undertaken by the Chinese government; (c) changes in the Chinese or regional business or regulatory environment affecting the MSMEs; (e) changes to prevailing market interest rates; (f) a higher rate of bankruptcy; and (g) the deterioration of the creditworthiness of MSMEs in general. Unfavorable changes could affect demand for services that we provide and could materially and adversely affect the results of operations. Although the Company has generally benefited from China’s economic growth and the policies to encourage lending to MSMEs, the Company is also affected by the complexity, uncertainties and changes in the Chinese economic conditions and regulations governing the non- banking financial industry.

The Company’s results of operations are also affected by the provision for loan losses which are a noncash item and represent an assessment of the risk of future loan losses. The amount of provisions or allowances has been recorded based on management’s assessment. The Company may increase or decrease the allowance for loan based on any such change of economic conditions and the change of management’s assessment. Any change in the allowance for loan losses would have an effect on our financial condition and results of operation.

Results of Operations

Nine months Ended September 30, 2016 vs. Nine months Ended September 30, 2015

And

Three months Ended September 30, 2016 vs. Three months Ended September 30, 2015

	For Nine Months Ended September 30,		Changes		For Three Months Ended September 30,		Changes
	2016	2015	$	%	2016	2015	$	%
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Interest income
Interests and fees on loans	$26,767,437	$18,642,841	$8,124,596	43.6%	$8,994,392	$5,643,675	$3,350,717	59.4%
Interests and fees on loans-related parties	133,891	1,068,518	(934,627)	-87.5%	21,666	302,094	(280,428)	-92.8%
Interests on deposits with banks	3,585	2,615	970	37.1%	748	799	(51)	-6.4%
Total interest income	26,904,913	19,713,974	7,190,939	36.5%	9,016,806	5,946,568	3,070,238	51.6%

Interest expense
Interest expenses on short-term bank loans	(500,301)	(255,970)	(244,331)	95.5%	(211,124)	(126,328)	(84,796)	61.7%
Interest expenses and fees on secured loan	(1,979,478)	(1,635,023)	(344,455)	21.1%	(514,738)	(527,514)	12,776	-2.4%
Interest expenses on loans from related parties	—	(61,542)	61,542	-100.0%	—	(329,185)	329,185	-100.0%
Interest expenses on loans from a cost investment investee	(1,375,684)	(647,447)	(728,237)	112.5%	(442,445)	—	(442,445)	—
Total interest expense	(3,855,463)	(2,599,982)	(1,255,481)	48.3%	(1,168,307)	(983,027)	(185,280)	18.8%

Provision for loan losses	(3,513,946)	(991,749)	(2,522,197)	254.3%	(1,856,823)	(489,861)	(1,366,962)	279.1%
Net interest income	19,535,504	16,122,243	3,413,261	21.2%	5,991,676	4,473,680	1,517,996	33.9%

Non-interest income	37,590	13,393	24,197	180.7%	37,495	—	37,495	—

Non-interest expense
Salaries and employee surcharge	(792,130)	(558,243)	(233,887)	41.9%	(318,631)	(257,256)	(61,375)	23.9%
Business taxes and surcharge	(638,441)	(1,102,472)	464,031	-42.1%	(64,520)	(331,504)	266,984	-80.5%
Other operating expenses	(1,402,567)	(2,039,648)	637,081	-31.2%	(946,374)	(520,543)	(425,831)	81.8%
Total non-interest expense	(2,833,138)	(3,700,363)	867,225	-23.4%	(1,329,525)	(1,109,303)	(220,222)	19.9%

Income before tax	16,739,956	12,435,273	4,304,683	34.6%	4,699,646	3,364,377	1,335,269	39.7%
Income tax expense	(3,021,516)	(1,998,457)	(1,023,059)	51.2%	(831,755)	(490,652)	(341,103)	69.5%
Net income	$13,718,440	$10,436,816	$3,281,624	31.4%	$3,867,891	$2,873,725	$994,166	34.6%

Interest Income

The Company’s interest income consists of interest and fees on its direct lending loans, financial advisory fees and interest on deposits with banks. Total interest income increased by $7.2 million, or 36.5%, to $26.9 million for the nine months ended September 30, 2016, compared to $19.7 million for the same period in 2015. Total interest income increased by $3.1 million, or 51.6%, to $9.0 million for the three months ended September 30, 2016, compared to $5.9 million for the same period in 2015. These increases were mainly due to more loans issued as the Company obtained additional funds through borrowing secured loans and short-term bank loans after the increase in registered capital. The Company also obtained additional funds via borrowing loans from a cost investment investee. These additional funds enable the Company to develop more loan businesses and, accordingly, interest income on loans increased.

Interest Expense

The interest rates per annum on loans received ranged between 10% to 12% and 10% to 12% for the nine month and three month ending September 30, 2016 respectively.

Interest expense increased by $1.3 million, or 48.3%, during the nine months ended September 30, 2016 as compared to that for the same period in 2015, and increased by $0.2 million, or 18.8% for the three months ended September 30, 2016, compared to that for the same quarter in 2015. These increases were mainly caused by the increase of interest expenses on loans from a cost investment investee. As the ability to borrow strengthened after the increase in registered capital in September, 2014, Feng Hui increased borrowings to support its business development.

Allowance for Loan Losses

At the commencement of operations, the Company did not have a sufficient operating history to develop a reasonable estimation for its loan loss allowance. However, since 2013, the Company has been able to develop reasonable estimation for its loan loss allowance, and it’s consistent with the 1% general reserve plus special reserve.

Since inception in 2009, the Company has been able to keep the loan loss under 1%. With the six years’ operating history and management team’s experience, management believes that the Company has the capabilities to gather reliable data. Furthermore, in 2016 Feng Hui has invested in a propriety Credit Risk Analytic Platform system to capture and to analyze such credit and loss data, which is currently in operation.

The Company has been using the 1% floor requirement as its peer and industry data since 2009, the 1% has proven to be a fair estimation and to date, the Company’s actual loan losses have not exceeded 1%.

Due to the fact that one of the major performance evaluation criteria of the senior management team is based on loan losses not exceeding 1%, such performance evaluation program as stipulated by the shareholders provides a natural and interactive validation and back test process for the 1% general allowance for loan loss estimate against actual loan losses. Since inception in 2009, the Company’s actual loan losses were being scrutinized and back tested by the board of directors shortly after the end of each year specifically focusing on whether the actual loan loss exceeds 1% of the loans receivable balance for each respective year for performance evaluation purpose. Until now, the board of directors has been satisfied with the actual results and the management has never been penalized for loan loss exceeding 1% of each of the respective year end loans receivable balance. From the back test result, the actual loan loss for 2013 and 2014 were Nil and for 2015 was $642,178 representing 0%, 0% and 0.45% of the respective loans receivable. Even though the back test results were a lot less than 1.00% in the past three years, the management believes that due to the fact that the company’s customers base is quite diversified into multiple industries, the general reserve is reasonably reflective of the incurred risk in loan losses within the region. Through the results of our validation, back test and performance evaluation processes, the management, will not only refine our current allowance for loan loss methodology, but also will improve our credit rating and approval process down to geography, industry and nature of collateral.

In addition, besides the normal 1% general provision, the management believes it is appropriate to provide for an additional 0.5% specific provision on the loan receivables for the industry that in excess of 50% of the total loan receivables to cover for the additional risk exposure caused by over-concentration in and over-reliant on a particular industry.

While the Company believes its management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

Provision for loan losses increased by $2.5 million to $3.5 million, or 254.3% during the nine months ended September 30, 2016 as compared to the same period in 2015, and increased by $1.4 million to $1.9 million, or 279.1% during the third quarter in 2016 as compared to the third quarter in 2015. These increases were mainly attributable to some of the delinquent loans and interest receivable during these periods in which the Company has increased provision percentages and amounts to reflect the repayments expected to be provided by the collateral, pledged assets and guarantees, which weakened as a result of legal proceedings and difficulties in enforcing the collateral and guarantees for three cases that management believes are isolated and involve unique circumstances not indicative of systemic issues. Additionally, loan receivables for tire supply chain financing industry as of September 30, 2016 was approximately 57.2% of the total loan receivables, and an additional specific provision of 0.5% was provided on tire business loans to cover over-concentration risk on this industry, which caused additional increase in provision for loan losses for the nine months and three months ended September 30, 2016 as compared to the same periods in 2015.

The Company recognizes a charge-off when management determines that full repayment of a loan is not probable. The primary factor in making that determination is the potential outcome of a lawsuit against the delinquent debtor. The Company will recognize a charge-off when the Company loses contact with the delinquent borrower for more than nine months or when the court rules against the Company to seize the collateral asset of the delinquent debt from either the guarantor or borrower. In addition, when the recoverability of the delinquent debt is highly unlikely, the senior management team will go through a stringent procedure to approve a charge-off under the following circumstances, after exhausting all possible efforts according to the applicable laws:

1.          Debtor or guarantor declares bankruptcy, wind-up, dissolution or revocation, and terminate corporate status;

2.       The natural person debtor is deceased, or is deemed missing or deceased in accordance with the “Civil Law of the People’s Republic of China”;

3.        Debtor suffers huge losses as a result of major natural disasters or accidents, and is unable to obtain enough insurance compensation to cover its debts;

4.        Debtor violates criminal laws and receives legal penalty, while its properties are inadequate to cover delinquent payments and there is no other debtors sharing joint liabilities;

5.        Loans are delinquent more than two years after a court enforces the debtor and the guarantor to make repayments;

6.        In the event of liquidation of a debtor, residual values are inadequate to cover delinquent loans owed to the Company after settlement of liabilities owed to all senior creditors.

Even when any of the above circumstance occurs, the Company will exhaust all its efforts to recover payments prior to its decision to charge off a bad loan.

Non-Interest Expense

Non-interest expense mainly consisted of salary and benefits for employees, business tax and surcharges, office expenses, travel costs, entertainment expenses, depreciation of equipment, professional fees and office supplies. Non-interest expenses decreased by $0.9 million, or 23.4%, to $2.8 million during the nine months ended September 30 2016, compared to $3.7 million for the same period in 2015. The decrease was primarily attributed to a reduction in legal and professional expenses related to going public. Non-interest expenses increased by $0.2 million, or 19.9%, to $1.3 million during the third quarter in 2016, compared to $1.1 million for the same period in 2015. The increase was primarily attributed to the increase in salaries, professional fees, travel costs, entertainment expenses and depreciation expense resulting from the Company’s business expansion.

Income Taxes

As stipulated by the Taxation Law of PRC, Feng Hui is subject to PRC income tax rate of 25%. Feng Hui is a qualified enterprise engaged in industry under the Western Development Strategy and is therefore entitled to preferential tax rate of 15%.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, Feng Hui is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

The Company adopts a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of September 30, 2016 and December 31, 2015, the Company did not have any uncertain tax position.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards.

Income taxes increased by $1.0 million, or 51.2% to $3.0 million during the nine months ended September 30, 2016 from $2.0 million during the same period in 2015. The increase was mainly due to the new operation for Ding Xin which is not eligible for the preferential tax treatment. Income taxes increased by $0.3 million, or 69.5% to $0.8 million during the third quarter in 2016 from $0.5 million during the same period in 2015. The increase was mainly due to the new operation for Ding Xin which is not eligible for the preferential tax treatment. Ding Xin was organized in the second quarter of 2015 and started operations as of August 1, 2015 to provide risk management related consulting services to clients within the Company as well as other players in the industry. Since its inception through September 30, 2016, Ding Xin has provided consulting services to 330  clients. Ding Xin is subject to PRC income tax at a rate of 25%.

Net Income

As a result of the above, net income increased by over $3.3 million, or 31.4%, to $13.7 million for the nine months ended September 30, 2016, compared to $10.4 million for the same period in 2015, and increased by $1.0 million, or 34.6%, to $3.9 million for the third quarter in 2016, compared to $2.9 million for the same period in 2015.

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

Loan Impairment

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for corporate and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Currently, estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral which approximates to the carrying value due to the short term nature of the loans.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The Company allows a one-time loan extension based on an ancillary company policy with a period up to the original loan period, which is usually within twelve months. According to the Company’s loan management policy, granting an initial one-time extension requires a new underwriting and credit evaluation. Borrowers are required to submit an extension application 10 days before expiration of the original loan. Then the Company’s loan service department will investigate whether material changes have happened to the borrower’s business which may impact its repayment ability. The Company’s risk management department will reevaluate the loan. If the Company decides to grant a one-time extension, an extension agreement will be executed between the borrower and the Company, plus the Company requires that it receive a commitment letter from any guarantor, agreeing to the loan extension and extend the guarantee’s duration. In evaluating the extension and underwriting new loans, the Company will request that borrowers obtain guarantees from state-owned or public guarantee companies. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, service has been performed, the price is fixed or determinable and collection is reasonably assured, on the following:

1. Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge customers any penalty for prepayment of loans. Additionally, any previously accrued but uncollected interest is reversed and accrual is discontinued, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

2. Consultancy services on loans. The Company receives fees from consultancy services in full at inception and records as unearned income before amortizing it throughout the period of services.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company reduces deferred tax assets by a valuation allowance when, in the opinion of its management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

The Company adjusts deferred tax assets and liabilities for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s combined financial statements as of September 30, 2016.

Liquidity and Capital Resources

The Company has funded working capital and other capital requirements primarily by equity contribution from shareholders, cash flow from operations, short term bank loans and secured loans. Cash is required to repay debts, salaries, office expenses, income taxes and other operating expenses.

As of July 6, 2016, the Company has issued 715,000 newly created Series A convertible preferred stock for a proceeds of $8,580,000 in a private placement to certain accredited investors to provide additional operating capital for the Company.

As of July 6, 2016, the Company closed its business combination with Adrie, the transaction was approved at a special meeting of the Company’s shareholders held on July 5, 2016. In connection with the special meeting of shareholders, out of the total 1,604,406 public shares, except for the 60,268 public shares that sustained, 1,544,138 of the Company’s public shares were validly presented to the Company for redemption. The actual redemption price was $10.26 per share. After pay off of legal expenses and Early Bird Capital  (“EBC”) expenses and repayment of the Sponsor promissory note and receipt of $8.6 million proceeds from issuance of Class A convertible redeemable preferred shares,  we have $5,969,959 net closing proceeds available and the total cash balance on HSBC, UBS ad JP Morgan Chase is approximately $6.1 million. Further, in addition to the $1.5 million cash payment, we issued 34,300 ordinary shares valued at $10 per share, and $250,000 convertible note payables (one year no interest convertible at $10 at EBC’s option) to EBC as the total payment settlement for the EBC advisory fee. On July 6, 2016 $1,100,000 has been paid to the Sponsor. According to the Sponsor Loan Side Letter dated July 6, 2016 regarding the remaining $500,000 convertible note, $100,000 was converted to 10,000 units and the remaining $400,000 convertible note has been extended for six month and is payable on or before Jan 6, 2016. Besides the two promissory notes and $40,000 accounts payable to related party, all accrued expense accounts are paid off and prepaid expense accounts are charged to expense. As a result of the Business Combination, the Company continues the existing business operations of Adrie as a publicly traded company under the name “China Lending Corporation.”

The Company’s management believes that current levels of cash and cash flows from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months. However, it may need additional cash resources in the future if it experiences changed business conditions or other developments, and may also need additional cash resources in the future if it wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash and cash equivalents on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

The following summarizes the key components of the Company’s cash flows for nine months ended September 30, 2016 and 2015:

	For Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$17,128,569	$10,282,713
Net cash used in investing activities	(12,520,362)	(10,710,911)
Net cash (used in)/provided by financing activities	(9,247,840)	2,770,112
Effect of exchange rate change on cash and cash equivalents	(87,927)	(42,400)
Net (decrease)/increase in cash and cash equivalents	$(4,727,560)	$2,299,514

Net cash provided by operating activities was approximately $17.0 million for nine month ended September 30, 2016, an increase of $6.7 million from the $10.3 million net cash provided by operating activities for the same period in 2015. The change was mainly a result of an increase of $3.3 million in net income, an increase of $1.6 million in changes in amount due from related party, an increase of $2.5 million in provision for loan losses, an increase of $1.0 million in changes in taxes payable, a decrease of $1.2 million in changes in other current liabilities and an increase of $0.3 million in changes in deferred tax expenses, respectively.

Net cash used in investing activities was approximately $12.5 million and $10.7 million for nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities for nine months ended September 30, 2016 was mainly consisted of cash outflows of $248.8 million in originated loans disbursement and cash inflows of $236.4 million in repayment of loans from customers. Net cash used in investing activities for nine months ended September 30, 2015 was mainly consisted of cash outflows of $171.6 million in originated loans disbursement, cash outflows of $4.1 million in payment for a cost method investment and cash inflows of $165.1 million in proceeds from disposal of loans receivable to a related party.

Net cash used in financing activities for nine months ended September 30, 2016 was approximately $9.2 million, while net cash provided by financing activities was $2.8 million for nine months ended September 30, 2015. Net cash used in financing activities for nine months ended September 30, 2016 was mainly consisted of cash outflows of $9.3 million in repayment of secured loan, cash outflows of $6.6 million in payments of dividends and cash inflows of $10.4 million in proceeds from short-term bank borrowings, partially offset by cash outflows of $3.7 million in repayment of short-term bank borrowings. Net cash provided by financing activities for nine months ended September 30, 2015 was mainly consisted of cash inflows of $16.1 million in proceeds from loans from a cost investment investee, cash inflows of $11.3 million in proceeds from short-term bank borrowings, cash inflows of $9.9 million in proceeds from secured loan, partially offset by cash outflows of $13.0 million in repayment of short-term bank borrowings, cash outflows of $15.8 million in repayment of secured loan and cash outflows of $5.7 million in payments of dividends.

As of September 30, 2016, cash and cash equivalents of $8,088,049 was denominated in USD, HKD and RMB and held by the Company and its subsidiaries and the VIE, among which $486,273 was held by the VIE Feng Hui. As of December 31, 2015, cash and cash equivalents of $6,732,601was all denominated in RMB and held by the Company’s subsidiaries and the VIE in PRC, among which $6,004,080 was held by the VIE Feng Hui.

The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will continue to be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE or banks and other relevant PRC governmental authorities.

Certain net assets of Feng Hui are subject to restrictions due to the Pledge Agreement. Under the Pledge Agreement entered into between Feng Hui and China Great Wall Assets Management Co. Ltd (“Great Wall”) for the purpose of obtaining secured loans under ordinary course of business, Feng Hui shall pledge a portion of its loan receivables. According to the Property Law of the PRC, which was adopted at the 5th session of the Tenth National People’s Congress on March 16, 2007, after the receivables have been pledged, Feng Hui shall not transfer the receivables, unless it is otherwise agreed on by Great Wall.

There are certain restrictions related to the transfer of net assets by Feng Hui:

1. According to the Corporate Law of the People’s Republic of China (2013 Amendment), before Feng Hui distributes dividends to its shareholders, it shall make up the losses of the previous year, if any, and draw common reserves. In addition, as agreed on the Exclusive Purchase Option Agreement between Feng Hui and Ding Xin, Feng Hui’s Shareholders’ General Meeting shall not approve any Profit Distribution Proposal, nor shall Feng Hui’s shareholders accept any distributed dividend without Ding Xin’s prior written consent.

2. Feng Hui shall pay a business cooperation fee to Ding Xin. Pursuant to the Exclusive Business Cooperation Agreement entered into by Feng Hui and Ding Xin, the business cooperation fee provided by Feng Hui to Ding Xin shall be determined based on the complexity, time consumed, services content and value of services provided by Ding Xin. Unless the Exclusive Business Cooperation Agreement is determined to be in violation of any existing or future PRC laws, the payment of business cooperation fee by Feng Hui to Ding Xin is not subject to any restrictions at present.

3. Feng Hui may not transfer its major assets. According to the Exclusive Purchase Option Agreement and Equity Pledge Agreement, Feng Hui shall not or assist its shareholders to transfer, mortgage or otherwise dispose of the lawful rights and interests to and in its assets, nor shall it or assist its shareholders to encumber its assets in any way that would affect Ding Xin’s security interests except under ordinary course of business of Feng Hui or upon prior written consent by Ding Xin.

4. Feng Hui will offer loans to its clients when it engages in direct lending. According to Urumqi’s Micro-credit Lending Companies’ pilot operation issued by General Office of the People’s Government of Urumqi Municipality on June 9, 2009, the same borrower’s outstanding loan cannot exceed 5% of Feng Hui’s net capital.

There are certain restrictions related to any transfer of the Company’s assets to Feng Hui:

The Company may not be able to invest nor lend funds directly to Feng Hui. According to the Administration of Foreign Debts Tentative Procedures, promulgated jointly by the State Development Planning Commission (“SDPC”), the Ministry of Finance and the State Administration of Foreign Exchange (“SAFE”) on 8 January 2003, if Feng Hui plan to borrow medium- and long-term international commercial loans, it shall get approval of the SDPC; if Feng Hui plan to borrow short-term international commercial loans, the State shall implement administration of balance, the balance shall be verified by the SAFE. Given the procedures as mentioned above are too complicated in practice, alternatively, in order to fund the Chinese operations, the Company may fund foreign currency to Ding Xin or Jing Kai through registered capital increase or loans, after Ding Xin or Jing Kai has settled the foreign currency in a way permitted by Chinese law, they could offer loans to Feng Hui’s shareholders who can increase their investments in Feng Hui through increasing its registered capital.

Provided the Company and Feng Hui are in compliance with the PRC laws, we do not believe that these restrictions are significant enough to impact the liquidity of the Company or Feng Hui.

Besides transferring cash through loans or dividends, Feng Hui may transfer cash to Ding Xin through a business cooperation fee in accordance with the Exclusive Business Cooperation Agreement entered into between Feng Hui and Ding Xin. Furthermore, additional cash could be funded to Feng Hui by increasing its registered capital.

Due to the fact that Feng Hui is only operating in China using local currency, and the VIE agreements are denominated in Chinese local currency, we do not believe that the impact of existing PRC foreign exchange regulations are significant enough to affect the payments receivable from, or payable to, Feng Hui.

There are differences between PRC GAAP and US GAAP when determining the amount of restricted net assets. Under US GAAP, restricted net assets of subsidiaries shall mean that amount of the registrant’s proportionate share of net assets (after intercompany eliminations) reflected in the balance sheets of its consolidated and unconsolidated subsidiaries as of the end of the most recent fiscal year which may not be transferred to the parent company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.). On the other hand, under PRC GAAP, restricted net assets only applies for non-profit entities, and shall mean the amount of the entity’s assets or their economic benefit that the use and/or timing of the use is restricted by the donor who offered the assets or by relevant laws and regulations.

In accordance with PRC regulations, the subsidiaries and VIE of China Lending Group in the PRC are required to provide a statutory reserve, which is appropriated from net income as reported in the Company’s statutory accounts. The Company is required to allocate 10% of its annual after-tax profit to the statutory reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The statutory reserves can only be used for specific purposes and are not distributable as cash dividends. As of December 31, 2015 and 2014, statutory reserves did not reach 50% of the Company’s registered capital. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. For China Lending Group’s PRC subsidiaries and the VIE, differences between retained earnings pursuant to PRC accounting standards for distributable dividend purpose and retained earnings in accordance with US GAAP were $1,259,141 and $-153,511, respectively.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450 Sub topic 20, “Loss Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Operating Lease

The Company leases its principal office under a lease agreement that qualifies as an operating lease. Payments made under operating leases are charged to the consolidated statements of income and comprehensive income on a straight line basis over the lease periods.

Legal Proceedings

For the nine months ended September 30, 2016, the Company was involved in three lawsuit with its loan customer for the aggregated claim of delinquent balances of $7.67 million. As of September 30, 2016, two of the cases with an aggregated claim of $4.27 million had been meditated by the Court in favor of the Company and one of cases with an aggregated claim of $804,925 was in the process of enforcement. The remaining case with an aggregated claim of $2.6 million had been adjudicated by the Court in favor of the Company.

Risks

Credit Risk

Credit risk is one of the most significant risks for the Company’s business. Credit risk exposures arise principally in lending activities which is an off-balance sheet financial instrument.

Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, the Company requires collateral in the form of rights to cash, securities or property and equipment.

The Company identifies credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

In measuring the credit risk of lending loans to corporate customers, the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its likely future development. For individual customers, the Company uses standard approval procedures to manage credit risk for personal loans.

Liquidity Risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

Foreign Currency Risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the PBOC or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

Industry Concentration Risk

The Company attempts to spread its industry risk and to avoid over reliance on any particular industry by diversifying its customer base into several industries. As of September 30, 2016, the Company’s business covered more than eight industries including Commerce and Trade, Real Estates, Energy and Mining, Agriculture, Manufacturing, Supply Chain Financing, Service and Others. Loan receivables on Tire Supply Chain Financing represented approximately 57.2% of the total loan receivables of the Company, which was mainly contributed by the seasonal factor as the tire dealers are stocking up for the winter snow tires peak season. The management expects to reduce this percentage in the last quarter of 2016 and further reduce in the first quarter of 2017 as loan for other industries will pick up.

Change of Control

As a result of the issuance of the shares pursuant to the Business Combination and related transactions, a change in control of the Company occurred as of July 6, 2016. Except as described in this Report, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

Off-balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, we were not subject to any market or interest rate risk.

Following the consummation of the our public offering, the net proceeds held in the Trust Account were invested in U.S. Money Market fund with no maturity day with Continental Stock Transfer & Trust Company acting as trustee. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The net proceeds not held in the Trust Account, are held in US Dollars and Hong Kong Dollars as cash deposits in a bank in Hong Kong SAR

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

With the work performed by an experienced U.S. CPA, there was improvement in our internal control over financial reporting that occurred during the three months ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that has positively affected, or is reasonably likely to positively affect, our internal control over financial reporting.

Going forward, effective July 6, 2016 as part of the business combination, we have acquired a professional finance team lead by a seasoned chief financial officer with Certified Public Accountant qualification to ascertain the internal control over financial reporting in accordance with U.S. GAAP.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in “Item 2.01. Completion of Acquisition of Disposition of Assets -- Risk Factors” in our Form 8-K filed on July 11, 2016 which could materially affect our business financial position and results of operations. There have been no material changes to the risk factors since the filing of our report on Form 8-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016	CHINA LENDING CORPORATION

	By:	/s/ Li Jingping
Li Jingping President and Chief Executive Officer

	By:	/s/ Stephan S.H. Chan
Stephan S.H. Chan Chief Financial Officer

